Form 10-Q
period 1994-03-31
WESTBANK CORP
filed 1994-05-10
CIK 742070

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

                                 FORM 10-Q

   (Mark One)   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                                    OR
                [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1994


                    Commission file number   0 - 12784

                           WESTBANK CORPORATION
          (Exact name of registrant as specified in its charter)


   Massachusetts                                            04 - 2830731
(State or other jurisdiction of inc. or organization) (I.R.S. Employer I.D. No.)



225 Park Avenue, West Springfield, Massachusetts                     01090-0149
      (Address of principal executive offices)                       (Zip Code)

                              (413) 747-1400
           (Registrant's telephone number, including area code)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              YES  X  NO


          Common stock, par value $2 per share: 3,127,493 shares outstanding as of April 30, 1994.






                   WESTBANK CORPORATION AND SUBSIDIARIES

                                   INDEX

                      PART I - FINANCIAL INFORMATION

                                                                     Page

Financial Statements

     Condensed Consolidated Balance Sheets                                3

          Condensed Consolidated Statements of Income                     4

          Condensed Consolidated Statement of Stockholders' Equity        5

          Condensed Consolidated Statements of Cash Flows                 6

          Notes to Condensed Financial Statements                       7-9

Management's Discussion and Analysis of Financial Condition and
     Results of Operation                                              9-18


                        PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings                                               17

ITEM 2.  Changes in Rights of Securities Holders                         17

ITEM 3.  Defaults by Company on its Senior Securities                    17

ITEM 4.  Results of Votes on Matters Submitted to a Vote
     of Security Holders                                                 17

ITEM 5.  Other Information                                               17

ITEM 6.  Exhibits and Reports on Form 8-K                                17

Signatures                                                               18









                       WESTBANK CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                       MARCH 31, 1994 AND DECEMBER 31, 1993

(Dollar amounts in thousands)

ASSETS                                    March 31, 1994       December 31, 1993
Cash and due from banks                    (Unaudited)
    Non-interest bearing                      $  10,181           $   9,621
    Interest bearing                                362                 353
Federal Funds sold                                3,300               3,000
Securities available for sale
  (approximate market value of $9,502 in 1994
  $5,085 in 1993)                                 9,502               4,945
Securities held to maturity (approximate
  market value of $17,245 in 1994 and
  $27,398 in 1993)                               17,224              26,633
Mortgage-backed securities (approximate
  market value of $377 in 1994 and $422 in 1993)    369                 401
Loans                                 $ 178,704           $ 176,090
   Allowance for loan losses             (3,463)             (3,472)
      Net-loans                                 175,241             172,618
Bank premises and equipment                       2,996               3,088
Other Real Estate Owned (OREO)        $   3,041           $   3,601
In-substance foreclosures                 1,791               1,979
Valuation allowance                        (681)               (440)
      Net-O.R.E.O.                                4,151               5,140
Accrued interest receivable                       1,628               1,560
Deferred income tax receivable                      769                 369
Refundable income tax                                40                  50
Other assets                                      1,333               1,085
TOTAL ASSETS                                  $ 227,096           $ 228,863

LIABILITIES AND EQUITY
Deposits
    Non-interest bearing                      $  35,806           $  34,499
    Interest bearing                            168,758             167,932
         Total Deposits                         204,564             202,431
Borrowed funds                                    7,381              12,420
Accrued interest payable                            464                 541
Other liabilities                                   454                 200
         Total Liabilities                      212,863             215,592
Stockholders' Equity
    Preferred stock - $5 par value                    0                   0
      Authorized    - 100,000 shares
      Issued        - none
    Common stock    - $2 par value
      Authorized    - 9,000,000 shares
      Issued        - 3,127,493 shares in 1994 and
                      3,125,506 shares in 1993    6,255               6,251
    Additional paid in capital                    6,864               6,861
    Retained earnings                             1,075                 159
    Net unrealized gain on securities
      available for sale                             39                   0
       Total Stockholders' Equity                14,233              13,271

TOTAL LIABILITIES AND EQUITY                  $ 227,096           $ 228,863




    See accompanying notes to condensed consolidated financial statements.



                       WESTBANK CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     FOR QUARTER ENDED MARCH 31, 1994 AND 1993

(Dollar amounts in thousands)
(Unaudited)


                                                             THREE MONTHS ENDED
 		                                                         03-31-94    03-31-93
Income:
Interest and fees on loans                                $    3,516    $  3,816
  Interest from temporary investments                             14          43
  Interest and dividends from securities                         483         418

Total interest and dividend income                             4,013       4,277
Interest expense                                               1,406       1,880

Net interest income                                            2,607       2,397
Provision for loan losses                                        347         225

Interest income after provision for loan losses                2,260       2,172
Security gains
Other non-interest income                                        596         528

Income before operating expenses                               3,006       2,796

Operating Expenses:
    Salaries and benefits                                        908         962
Other Real Estate-provison for losses                            241         255
                 -operating expense                              104         150
    Other non-interest expense                                   832         848
    Occupancy - net                                              185         160

Total operating expenses                                       2,270       2,375

Income before income taxes                                       736         421
Income taxes (benefit)                                          (180)         80

Income before cumulative effect of change in
  accounting principle                                           916         341
Cumulative effect of change in accounting principle
  - income taxes                                                   0         400


Net Income                                                  $    916    $    741

Earnings per share
  before cumulative effect of change
  in accounting principle                                   $    .28    $    .11

Earnings per share
  after cumulative effect of change
  in accounting principle - income taxes                    $    .28    $    .23


Weighted average of common and
    common share equivalents                               3,195,513   3,147,382



          See accompanying notes to condensed consolidated financial statements.






                       WESTBANK CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
   FOR THE YEAR ENDED DECEMBER 31, 1993 AND THREE MONTHS ENDED MARCH 31, 1994

                                 (1994 Unaudited)

(Dollar amounts in thousands)

                                                            NET UNREALIZED
                                                            GAIN ON
                        COMMON STOCK      ADD'L.            SECURITIES
                      NUMBER OF   PAR     PAID IN RETAINED  AVAIL.
                      SHARES      VALUE   CAPITAL EARNINGS  FOR SALE      TOTAL

DECEMBER 31, 1992     3,115,689   $ 6,231 $ 6,849 $( 1,788) $   0       $ 11,292


Shares issued under
  stock option plan       5,700        12                                     12

Shares issued under stock
  purchase plan           4,117         8      12                             20

Net income for the year
ended December 31, 1993                              1,947                 1,947



DECEMBER 31, 1993     3,125,506     6,251   6,861      159      0         13,271

Shares issued under stock
  option plan             1,100         2                                      2

Shares issued under stock
  purchase plan             887         2       3                              5
Net unrealized gain on
  securities available for sale                                39             39
Net income for three months
  ended March 31, 1994                                 916                   916

MARCH 31, 1994        3,127,493   $ 6,255 $ 6,864 $  1,075  $  39       $ 14,233




      See accompanying notes to condensed consolidated financial statements.






                       WESTBANK CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                For the Three Months Ended March 31, 1994 and 1993
                                    (Unaudited)
(Dollar amounts in thousands)


INCREASE/(DECREASE) IN CASH FLOW FROM:

                                                            THREE MONTHS ENDED
OPERATING ACTIVITIES:
                                                           03-31-94     03-31-93
Net Income
Adjustments to reconcile net income to
  net cash from operating activities:
     Provision for loan losses                                  347         225
     Provision for depreciation and amortization                156         196
     Charge off in carrying value of other real estate owned    241         255
Gain on sale of investment securities                       (   150)    (    95)
Increase/(Decrease) In Cash Flow From:

          Accrued interest receivable                       (    68)        671
          Accrued interest payable                          (    77)    (    48)
          Income tax benefit                                (   390)    (   445)
          Other assets                                      (   248)    (   753)
          Other liabilities                                     254     (   154)
                                                                981         593
INVESTING ACTIVITIES:
Proceeds from maturities of investments and
  mortgage-backed securities                                    596       9,466
Proceeds from sales of securities
  available for sale                                          4,979       2,411
Purchases of investment and mortgage-backed securities      (   502)    ( 8,560)
Loans/leases - net of non cash transfers to other assets    ( 3,193)    ( 1,161)
Proceeds from sale of other real estate owned and
  in-substance foreclosures                                     971         440
Purchases of bank premises and equipment                    (    64)    (    17)
                                                            ( 2,787)      2,579
FINANCING ACTIVITIES:
     Deposits                                                 2,133       5,726
     Increase/(decrease) in short term borrowings           ( 5,039)      1,062
     Proceeds from exercise of stock options and
       stock purchase plan                                        7           0
                                                            ( 2,899)      6,788

Increase/(decrease) in cash and cash equivalents                869     ( 3,616)
Cash and cash equivalents at beginning of period             12,974      17,607

Cash and cash equivalents at end of period                 $ 13,843    $ 13,991

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

  Cash paid during the three months:
     Interest on deposits and other borrowings             $    553    $  1,928
     Income taxes                                               210         125
  Non-cash investing activities:
     Transfer of loans to other real estate owned
       and in-substance foreclosure                        $    223    $  1,349

         See accompanying notes to condensed consolidated financial statements.








                   WESTBANK CORPORATION AND SUBSIDIARIES
           Notes to Condensed Consolidated Financial Statements
                                (Unaudited)


NOTE A - GENERAL INFORMATION

Westbank Corporation (hereinafter sometimes referred to as "Westbank") is a registered Bank Holding Company organized to facilitate the expansion and diversification of the business of Park West Bank and Trust Company (hereinafter sometimes referred to as "Park West") into additional financial services related to banking which are permitted by the Federal Bank Holding Company Act of 1956, as amended. Westbank became the owner of all of Park West's outstanding capital stock effective July 2, 1984.

On February 20, 1987, Westbank became the owner of all the outstanding stock of Chicopee Co-operative Bank (hereinafter sometimes referred to as "Chicopee"), a state-chartered stock co-operative bank.

On February 26, 1990, the merger of Chicopee Co-operative Bank into Park West Bank and Trust company was completed with the Chicopee
Office becoming a full service office operating under the charter of Park West.

Substantially all operating income and net income of the Corporation are presently accounted for by Park West.


NOTE B - CURRENT OPERATING ENVIRONMENT

In March, 1992, Park West's Board of Directors entered into a formal agreement ("Agreement") with the Federal Deposit Insurance Corporation and the Commissioner of Banks for the Commonwealth of Massachusetts (the "Commissioner"). The Agreement requires Park West to take certain affirmative actions in response to a 1991 examination by the FDIC and the Commissioner. The affirmative actions required by the Order include, the development and implementation of a written management plan and a plan to improve Park West's earnings; the development and implementation of a comprehensive policy for determining the adequacy of Park West's allowance for loan and lease losses; the development and implementation of a policy to lessen Park West's risk position with respect to certain borrowers; the development and implementation of a written funds management policy; the increase of Park West's Tier 1 capital to total asset ratio to 6% by June 30, 1994; an agreement not to declare or pay dividends without the prior approval of the FDIC and the Commissioner, as well as an agreement not to make any payments to, or for the benefit of, any affiliated organization without such prior approval. At March 31, 1994, the Bank met the interim Tier 1 capital requirements outlined in the Agreement and has submitted all of the required plans and policies as called for under the Agreement.

Park West anticipates that it will be able to comply with the terms of the Agreement. Failure to do so could result in additional administrative actions by the FDIC or the Commissioner, any of which actions could have a substantial negative impact on Park West.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted into law on December 19, 1991 and imposes significant new regulatory restrictions and requirements on banking institutions insured by the FDIC and their holding companies.

Effective December 19, 1992, FDICIA established five capital categories into which financial institutions are placed based on capital level. The capital categories established by FDICIA are: well capitalized; adequately capitalized; undercapitalized; significantly undercapitalized; and critically under- capitalized.

Each capital category establishes different degrees of regulatory restrictions which can apply to a financial institution. As of March 31, 1994, Park West's capital was at a level that placed the Bank in the adequately capitalized category. As a result of Park West's capital classification the following restriction applies: The Bank may not accept, renew, or rollover any brokered deposits without prior written permission of the FDIC.


FDICIA imposes a variety of other restrictions and requirements on insured banks. These include significant new regulatory reporting requirements for fiscal years commencing after December 31, 1992, a system of risk-based deposit insurance premiums and civil money penalties for inaccurate deposit assessment reports. In addition, a system of regulatory standards for bank and bank holding company operations, detailed new truth in savings disclosure requirements, and restrictions on activities authorized by state law but not authorized for national banks.

The weak economy and real estate market continues to impair the financial results of the Corporation. Despite these weaknesses the Corporation has managed significant improvements in the level of non-performing assets. As a result of the continued aggressive management of problem loans and an on-going expense reduction program, the Board of Directors and management believe the Corporation is positioned to sustain compliance with the Formal Order as well as the requirements of FDICIA.


NOTE C - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for the first quarter ended March 31, 1994 and 1993 have been prepared in accordance with generally accepted accounting principles for interim information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1994, are not necessarily indicative of the results that may be expected for the year ended December 31, 1994.

For further information, please refer to the Consolidated Financial Statements and footnotes thereto included in the Westbank
Corporation's Annual Report on Form 10-K for the year ended December
31, 1993.


NOTE D - CHANGES IN PRINCIPLES

On January 1, 1994, the Bank adopted Statement on Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities". This pronouncement requires that securities classified as available for sale be reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. The effect of the implementation of this pronouncement was to increase stockholders' equity by approximately $39,000 (net of tax effect) on March 31, 1994.

The Corporation adopted "SFAS 115" by categorizing all investments with a maturity of less than three years as available for sale. In addition, any mortgage-backed securities created out of the Banks own inventory of residential real estate loans is also considered available for sale. All other investments are considered to be held to maturity.

The securities available for sale as disclosed in the accompanying Consolidated Balance Sheet are stated at cost for 1993 and market value for 1994.

There were no sales out of the investment portfolio during the first quarter of 1994.


NOTE E - EARNINGS PER SHARE

Earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding and common stock equivalent shares arising from unexercised stock options. The weighted average of common and common stock equivalents for the periods ended March 31, 1994 and 1993, amounted to 3,195,513 and 3,147,382 shares, respectively.



NOTE F - COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, there are outstanding commitments and contingent liabilities, such as, standby letters of credit and commitments to extend credit. As of March 31, 1994 standby letters of credit amounted to $1,321,000 and loan commitments were $30,162,000 and unused balances available on home equity lines of credit were $7,649,000.

Trust Assets - Property with a book value of $86,758,710 at March
31, 1994 held for customers by a subsidiary in a fiduciary or agency capacity, is not included in the accompanying Balance Sheet since such items are not assets of the Bank.


NOTE G - STOCKHOLDERS' EQUITY

The FDIC imposes leverage capital ratio requirements for state non-member Banks. The Bank's leverage capital ratio as of March 31, 1994 and December 31, 1993 was 6.31% and 5.90%, respectively.

In addition, the FDIC has established risk-based capital requirements for insured institutions of, Tier 1 risk-based capital of 4.00% and total risk-based capital of 8.00%. The Bank's risk-based capital at March 31, 1994, for Tier 1 was 8.32% and total risk-based capital was 9.58%.

As discussed in NOTE B, the formal regulatory order requires Park West to increase its level of Tier 1 leverage capital and to comply with the minimum requirements of risk-based capital. As of March 31, 1994, the Bank was in compliance with all required capital targets.

The Formal Order requires that Park West's Tier 1 leverage capital ratio be increased to a minimum of 6% by June 30, 1994. Under the agreement, capital ratio targets have been set in six month intervals, with the next target required to be a minimum of 6.00% by June 30, 1994.

Under the agreement, the Corporation is prohibited from paying dividends without the prior approval of the FDIC and the Massachusetts Commissioner of Banks.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION

Total consolidated assets amounted to $227,096,000 on March 31, 1994, compared to $228,863,000 on December 31, 1993. As of March
31, 1994 and March 31, 1993 earning assets amounted to, respectively, $209,461,000, or 92% of total assets, and $205,192,000, or 90% of total assets.

For the quarter ended March 31, 1994, net income totaled $916,000 compared to $741,000 for the three month period ended March 31, 1993. Included in the results of the current quarter is a $180,000 tax benefit which is the result of a decrease in the valuation reserve pertaining to deferred tax assets, offset by the provision for current taxes.

In addition, the Corporation absorbed a one time charge to earnings totaling $130,000 in preparation for the change from an in-house data processing environment to that of a service bureau.

Net income for the quarter ended March 31, 1993 reflects a benefit of $400,000 as a result of a cumulative effect of a change in accounting principle for income taxes.

An overall reduction in interest income and interest expense reflects an increase in volume and a decrease in interest rates on earning assets, and decreases in volume and interest rates on interest bearing deposits. Further analysis is provided in sections on net interest revenue and supporting schedules. An increase has been reflected in the provision for loan losses in the current quarter with $347,000 being provided compared to $225,000 in the 1993 quarter. Decreases are noted in other real estate provisions and operating expenses. This expense totalled $345,000 for the current quarter compared with $405,000 a year ago, a decrease of $60,000.


Loans and leases written-off against the allowance for loan/lease losses after recoveries amounted to $356,000 in the current quarter compared to $247,000 during the quarter ended December 31, 1993.

After giving effect to the actions described above, the allowance for loan/lease losses at March 31, 1994, totalled $3,463,000 or 1.94% of total loans/leases as compared to $3,472,000 or 1.97% at December 31, 1993.

Non-performing past due loans/leases at March 31, 1994, aggregated $2,678,000 or 1.50% of total loan/leases compared to $1,903,000 or 1.08% at December 31, 1993. The percentage of non-performing and past due loan/leases compared to total assets on those same dates, respectively amounted to 1.18%, and 0.83%.

Other real estate owned and in-substance foreclosures-net, amounted to $4,151,000 at March 31, 1994, compared to $5,140,000 at December 31, 1993. The percentage as compared to total assets on those same dates respectively amounted to 1.83%, and 2.25%.

Management has made every effort to recognize all circumstances known at this time which could affect the collectibility of loan/leases and has reflected these in deciding as to the provision for loan/lease losses, the writing down of other real estate owned and in-substance foreclosures to fair value, the charge-off of loans/leases and the balance in the allowance for losses.
Management deems that the provision for the quarter, and the balance in the allowance for loan/lease losses, are adequate based on results provided by the grading system and circumstances known at this time.


NET INTEREST INCOME

The Corporation's earning assets include a diverse portfolio of earning instruments ranging from the Corporation's core business of loan extensions to interest-bearing securities issued by federal, state and municipal authorities. These earning assets are financed through a combination of interest-bearing and interest-free sources.

Net interest income, the most significant component of earnings, is the amount by which the interest generated by assets exceeds the interest expense on liabilities. For analytical purposes, the interest earned on tax exempt assets is adjusted to a "tax equivalent" basis to recognize the income tax savings which facilitates comparison between taxable and tax exempt assets.

The Corporation analyzes its performance by utilizing the concepts of interest rate spread and net yield on earning assets. The interest rate spread represents the difference between the yield on earning assets and interest paid on interest-bearing liabilities. The net yield on earning assets is the difference between the rate of interest on earning assets and the effective rate paid on all funds - interest-bearing liabilities, as well as, interest-free sources (primarily demand deposits and shareholders' equity).

The balances and rates derived for the analysis of net interest income presented on the following pages reflect the consolidated assets and liabilities of the Corporation's principal earning subsidiary, Park West Bank and Trust Company.


                                                        QUARTER ENDED
(Dollar amounts in thousands)                      03-31-94        03-31-93
    Interest revenue                               $ 4,013         $ 4,277
    Interest expense                                 1,406           1,880
    Net interest income                              2,607           2,397
    Tax equivalent adjustment                            6               6
    Net interest income (taxable equivalent)       $ 2,613         $ 2,403






INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS

(Dollar amounts in thousands)                           QUARTER ENDED
                                                03-31-94          03-31-93
(Taxable Equivalent)                         Average            Average
                                             Balance  Rate      Balance  Rate
Earning Assets                              $208,399  7.72%    $208,190  8.23%
Interest-bearing
  liabilities                                176,329  3.19      189,675  3.96
Interest rate spread                                  4.53               4.27
Interest-free
  resources used to
  fund earning assets                         32,070             18,515
Total Sources of Funds                      $208,399  2.70     $208,190  3.61

Net Yield on Earning Assets                           5.02%              4.62%


CHANGES IN NET INTEREST EARNED

(Dollar amounts in thousands)

                                                QUARTER ENDED 03-31-94

(Taxable Equivalent)                                   O V E R
                                                QUARTER ENDED 03-31-93
                                                      CHANGE DUE TO
Interest Earned                                 VOLUME     RATE     TOTAL
Loans/leases                                   $    33   $(  333)  $(  300)
Securities                                          36        29        65
Federal funds                                   (   26)   (    3)   (   29)

Total Interest Earned                               43    (  307)   (  264)

Interest Expense
Interest bearing deposits                       (  129)   (  336)   (  465)
Other borrowed funds                                 1    (   10)   (    9)

Total Interest Expense                          (  128)   (  346)   (  474)

Net Interest Earned                            $   171   $    39   $   210



Net interest earned on a taxable equivalent basis increased to $2,613,000 in the first quarter of 1994, up $210,000 as compared with the comparable period of 1993, or 7%.

Average earning assets increased slightly during the first quarter of 1994. The average earning base was $208,399,000 compared to $208,190,000 in the same period last year, an increase of $209,000 or 1%.


OPERATING EXPENSES

The components of total operating expenses for the periods and their percentage of gross income are as follows:
                                                          QUARTER ENDED
(Dollar amounts in thousands)                         03-31-94       03-31-93
                                                  Amount Percent Amount Percent
Salaries and benefits                             $  908  19.08% $  962  19.63%
Other Real Estate - provision for losses             241   5.06     255   5.20
Other non-interest expense                           936  19.67     998  20.36
Occupancy - net                                      185   3.89     160   3.26
Total Operating Expenses                          $2,270  47.70% $2,375  48.45%


INCOME TAXES

In February, 1992, the Financial Accounting Standards Board issued statement of financial accounting standard No. 109, "Accounting for Income Taxes" ("SFAS 109"). The statement requires the recognition of deferred tax liabilities and deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. Effective January 1, 1993, the Corporation prospectively adopted SFAS 109, resulting in a $400,000 benefit which has been reported as a cumulative effect of a change in accounting principle.

During the first quarter of 1994 Westbank recorded a tax benefit of $180,000 which is primarily the result of a decrease in the valuation reserve pertaining to deferred tax assets offset by the provision for current taxes. The decrease in such valuation reserve is due to the continued profitable performance of the Bank and is in accordance with the guidance in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".


COMPONENTS OF CAPITAL
(Dollar amounts in thousands)
                                            March 31, 1994   December 31, 1993
 Stockholders' Equity:
  Common Stock                                  $ 6,255           $ 6,251
  Additional paid-in capital                      6,864             6,861
  Retained earnings                               1,075               159
  Net unrealized gain on securities
    available for sale                               39                 0
Total Stockholders' Equity                      $14,233           $13,271

Ratio of "Tier 1" leverage capital
  to total assets at end of period                6.27%              5.80%

Regulatory risk-based capital requirements, which became effective on December 31, 1990, take into account the different risk categories of banking organizations by assigning risk weights to assets and the credit equivalent amounts of off-balance sheet exposures.

In addition, capital is divided into two tiers. For this Corporation, Tier 1 includes the common stockholders' equity; Tier 2, or supplementary capital, includes not only the equity, but also, a portion of the allowance for loan losses, net unrealized gain/(losses) on securities available for sale are not permitted to be included for regulatory capital purposes.

The following are the Corporation's risk-based capital ratios at March 31, 1994:

           Tier 1 Capital (minimum required 4.00%)    8.23%
           Tier 2 Capital (minimum required 8.00%)    9.49%

The Formal Order requires that Park West's Tier 1 leverage capital ratio be increased to a minimum of 6% by June 30, 1994. Under the Formal Order capital ratio targets have been set in six month intervals. At March 31, 1994 the Formal Order required Park West's Tier 1 leverage capital to be at a minimum of 5.75%. For Park West, Tier 1 leverage capital is calculated using quarterly average assets. At March 31, 1994 Park West's Tier 1 leverage capital to average assets was 6.31%, which is above the interim target established by the Formal Order. The next interim target agreed under the Formal Order is 6.00% by June 30, 1994.

Under the Formal Order, the Corporation is prohibited from paying dividends without the prior approval of the FDIC and the Massachusetts Commissioner of Banks.




INTEREST RATE SENSITIVITY

The following table sets forth the distribution of the repricing of the Corporation's earning assets and interest bearing liabilities as of March 31, 1994.


(Dollar amounts in thousands)

                                  Over Three   Over One
                   Three Months   Months to    Year to       Over
                     or Less       One Year   Five Years  Five Years    Total
Earning Assets      $  71,547     $  51,341    $  57,357   $  29,216   $209,461
Interest Bearing
 Liabilities          108,164        31,740       36,235           0    176,139
Interest Rate
  Sensitivity Gap   $( 36,617)    $  19,601    $  21,122   $  29,216   $ 33,322


Cumulative Interest
  Rate
  Sensitivity Gap   $( 36,617)    $( 17,016)   $   4,106   $  33,322


Interest Rate
  Sensitivity
  Gap Ratio            (17.48)%        9.36%       10.08%      13.95%


Cumulative Interest
  Rate Sensitivity
  Gap Ratio            (17.48)%       (8.12)%       1.96%      15.91%


LIQUIDITY

Cash and due from banks, federal funds sold, investment securities, mortgage-backed securities and loans available for sale, as compared to deposits and short term liabilities, are used by the Corporation to compute its liquidity on a daily basis. At March 31, 1994, the Corporation's ratio of such assets to total deposits and borrowed funds was 25.21%.




PROVISION AND ALLOWANCE FOR LOAN/LEASE LOSSES

(Dollar amounts in thousands)                     QUARTER ENDED
                                                03-31-94  03-31-93
Balance at beginning of period                  $ 3,472   $ 3,442
Provision charged to expense                        347       225
                                                  3,819     3,667
Less-Charge-offs:
    Loans secured by real estate                    267        19
    Construction/land development                     0       150
    Commercial and industrial loans                 128        99
    Consumer loans                                    8        12
    Lease financing receivables                       0        41
                                                    403       321

Add-Recoveries:
    Loans secured by real estate                      0        42
    Construction/land developing                      0         0
    Commercial and industrial loans                  42         7
    Consumer loans                                    4         9
    Lease financing receivables                       1         1
                                                     47        59

Net charge-offs                                     356       262
Balance at end of period                        $ 3,463   $ 3,405


Net Charge-offs to:
    Average loan/leases                             .20%      .15%
    Loans/leases at end of period                   .20%      .15%
    Allowance for loan/lease losses               10.28%     7.69%


Allowance for loan/lease losses
  as a percentage of:
    Average loan/leases                            1.97%     1.95%
    Loan/leases at end of period                   1.94%     1.96%


The approach the Corporation uses in determining the adequacy of the Allowance for Loan/Lease Losses is the combination of a target reserve and a general reserve allocation. Quarterly, based on an internal review of the Loan Portfolio, the Corporation identifies required reserve allocations targeted to recognized problem loans that, in the opinion of management, have potential loss exposure or questions relative to the depth of the collateral on these same loans. In addition, the Corporation allocates a general reserve against the remainder of the Loan Portfolio.




NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS

(Dollar amounts in thousands)

Non-Accrual Loans:              03-31-94  12-31-93  09-30-93  06-30-93  03-31-93
Loans secured by real estate    $    513  $    524  $    585  $    583  $    616
Construction/Land development         91        91        99       103       105
Commercial and Industrial Loans      466       445       392       563       167
Consumer Loans                         7        18        24        42        69
Lease financing receivables            0         0         0         0        20

                                   1,077     1,078     1,100     1,291       977

Loans Contractually
 past due 90 days or more
 still accruing:
Loans secured by real estate         921       285        92       246       608
Construction/Land development         22         0         0         0         0
Commercial and Industrial Loans       16         5        26         0        15
Consumer Loans                        18        31        15         8        12
Lease financing receivables            7         9         0         0         0

                                     984       330       133       254       635

Restructured Loans *                 617       494       955       923       873

Total non-accrual, past
 due and restructured
 Loans                          $  2,678  $  1,902  $  2,188  $  2,468  $  2,485

Non-accrual, past due and
 restructured Loans
 as a percentage of total
 Loans                             1.50%     1.08%     1.29%     1.44%     1.43%


Allowance for Loan
 losses as a percentage of
 non accrual, past due and
 restructured Loans              129.31%   182.54%   157.40%   135.29%   137.02%


OTHER REAL ESTATE

Other real estate owned - net   $  2,360  $  3,161  $  3,036  $  3,143  $  4,457
In substance foreclosure           1,791     1,979     2,886     4,278     5,062

Total Other Real Estate         $  4,151  $  5,140  $  5,922  $  7,421  $  9,519


* As of March 31, 1994, 100% of restructured loans are performing in compliance with the modified terms of their restructuring.



                       WESTBANK CORPORATION AND SUBSIDIARIES
                         QUARTER TO DATE AVERAGE BALANCES
                        INTEREST EARNED - INTEREST EXPENSE
                         (RATES ON A TAX EQUIVALENT BASIS)


(Dollar amounts in thousands)

                               THREE MONTHS ENDED            THREE MONTHS ENDED
                                 March 31, 1994                 March 31, 1993
                          Balance    Interest Rate     Balance   Interest   Rate
Federal Funds sold and
  temporary investments   $  2,067   $    14  2.71%    $  5,730  $    43   3.00%
Securities                  30,439       483  6.35       28,081      418   5.95
Loans/leases               175,893     3,522  8.01      174,379    3,822   8.77

Total earning assets       208,399   $ 4,019  7.72      208,190  $ 4,283   8.23

Loan/lease loss allowance   (3,469)                        (3,405)
All other assets            19,342                         24,307

TOTAL ASSETS              $224,272                       $229,092


LIABILITIES AND EQUITY

Interest bearing deposits $166,627   $ 1,345  3.23     $180,110  $ 1,810   4.02
Borrowed funds               9,702        61  2.51       19,565       70   2.93
Total interest bearing
   liabilities             176,329   $ 1,406  3.19      189,675  $ 1,880   3.96

Interest rate spread                          4.53%                        4.27%

Demand deposits             33,290                       27,230
Other liabilities              713                          667
Shareholders' equity        13,940                       11,520

TOTAL LIABILITIES
      AND EQUITY          $224,272                     $229,092


Net Interest Income                  $ 2,613                    $  2,403

Interest Earned/Earning Assets                7.72%                        8.23%

Interest Expense/Earning Assets               2.70                         3.61

Net Yield on Earning Assets                   5.02%                        4.62%

Deduct - Tax Equivalent Adjustment         6                           6


NET INTEREST INCOME                  $ 2,607                    $  2,397




                            PART II - OTHER INFORMATION



ITEM 1.   Legal Proceedings

             None



ITEM 2.   Changes in Rights of Securities Holders

             None



ITEM 3.   Defaults by Company on its Senior Securities

             None



ITEM 4.   Results of Votes on Matters Submitted to a Vote of Security Holders

             None


ITEM 5.   Other Information

             None




ITEM 6.   Exhibits and Reports on Form 8


             None


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.







                    							           WESTBANK CORPORATION






Date: May 9, 1994
                                       Donald R. Chase
                                       President and Chief Executive Officer









Date: May 9, 1994
                                       John M. Lilly, Treasurer and
                                       Chief Financial Officer