Form 10-Q
period 1994-06-30
WESTBANK CORP
filed 1994-08-11
CIK 742070

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.  20549

                                    FORM 10-Q

      (Mark One)   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                                        OR
                   [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 1994


                        Commission file number   0 - 12784

                               WESTBANK CORPORATION
              (Exact name of registrant as specified in its charter)


      Massachusetts                                       04 - 2830731
(State or other jurisdiction
 of incorporation or organization)                (I.R.S. Employer I.D. No.)



225 Park Avenue, West Springfield, Massachusetts              01090-0149
  (Address of principal executive offices)                    (Zip Code)

                                  (413) 747-1400
               (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                          YES  X  NO


Common stock, par value $2 per share: $3,136,033 shares outstanding as of July 31, 1994.







                      WESTBANK CORPORATION AND SUBSIDIARIES

                                      INDEX

                          PART I - FINANCIAL INFORMATION

                                                                          Page

Financial Statements

         Condensed Consolidated Balance Sheets                               3

         Condensed Consolidated Statements of Income                         4

         Condensed Consolidated Statement of Stockholders' Equity            5

         Condensed Consolidated Statements of Cash Flows                     6

         Notes to Condensed Financial Statements                           7-9

         Management's Discussion and Analysis of Financial Condition and
         Results of Operation                                             9-18


                           PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings                                                  19

ITEM 2.  Changes in Rights of Securities Holders                            19

ITEM 3.  Defaults by Company on its Senior Securities                       19

ITEM 4.  Results of Votes on Matters Submitted to a Vote
  	         of Security Holders                                             19

ITEM 5.  Other Information                                                  19

ITEM 6.  Exhibits and Reports on Form 8-K                                   19

Signatures                                                                  20









                     WESTBANK CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1994 AND DECEMBER 31, 1993

(Dollar amounts in thousands)

ASSETS                                           June 30, 1994     Dec. 31, 1993
Cash and due from banks                            (Unaudited)
    Non-interest bearing                             $  11,919         $   9,621
    Interest bearing                                       365               353
Federal Funds sold                                      13,000             3,000
Securities available for sale
  (approximate market value of $9,654 in
  1994 and $5,085 in 1993)                               9,654             4,945
Securities held to maturity (approximate
  market value of $16,860 in 1994 and
  $27,398 in 1993)                                      17,192            26,633
Mortgage-backed securities (approximate
  market value of $358 in 1994 and $422 in 1993            359               401
Loans                                        $ 182,783         $ 176,090
   Allowance for loan losses                    (3,954)           (3,472)
      Net-loans                                        178,829           172,618
Bank premises and equipment                              3,275             3,088
Other Real Estate Owned (OREO)               $   2,776         $   3,601
In-substance foreclosures                        1,302             1,979
Valuation allowance                               (669)             (440)
      Net-O.R.E.O.                                       3,409             5,140
Accrued interest receivable                              1,639             1,560
Deferred income tax receivable                             769               369
Prepaid/refundable income tax                               88                50
Other assets                                             1,093             1,085
TOTAL ASSETS                                         $ 241,591         $ 228,863

LIABILITIES AND EQUITY
Deposits
    Non-interest bearing                             $  35,647         $  34,499
    Interest bearing                                   184,324           167,932
         Total Deposits                                219,971           202,431
Borrowed funds                                           6,103            12,420
Accrued interest payable                                   503               541
Other liabilities                                          324               200
         Total Liabilities                             226,901           215,592
Stockholders' Equity
    Preferred stock - $5 par value
      Authorized    - 100,000 shares
      Issued        - none                                   0                 0
    Common stock    - $2 par value
      Authorized    - 9,000,000 shares
      Issued        - 3,135,073 shares in 1994 and
                      3,125,506 shares in 1993           6,270             6,251
    Additional paid in capital                           6,868             6,861
    Retained earnings                                    1,608               159
    Net unrealized gain/loss on sec. avail. for sale      (56)                 0
       Total Stockholders' Equity                       14,690            13,271

TOTAL LIABILITIES AND EQUITY                         $ 241,591         $ 228,863




      See accompanying notes to condensed consolidated financial statements.














                      WESTBANK CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR QUARTER AND SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                   (Unaudited)


(Dollar amounts in thousands)
                                        QUARTER ENDED        SIX MONTHS ENDED
                                      6-30-94   6-30-93     6-30-94    6-30-93
Income:
  Interest and fees on loans         $  3,634  $  3,791    $  7,150   $  7,607
  Interest from temporary investments      47        40          61         83
  Interest and dividends from securities  413       504         896        922
Total interest and dividend income      4,094     4,335       8,107      8,612
Interest expense                        1,496     1,802       2,902      3,682

Net interest income before provision
  for loan losses                       2,598     2,533       5,205      4,930
Provision for loan losses                 365        80         712        305

Interest income after provision
  for loan losses                       2,233     2,453       4,493      4,625
Security gains                              0        77         150        173
Other non-interest income                 658       505       1,254      1,033

Income before operating expenses        2,891     3,035       5,897      5,831


Operating Expenses:
    Salaries and benefits                 951       866       1,859      1,828
    Other real estate - prov. for losses  185       409         426        664
                      - operating expense 116       200         220        350
    Other non-interest expense            808       958       1,640      1,806
    Occupancy - net                       174       163         359        323

Total operating expenses                2,234     2,596       4,504      4,971

Income before income taxes                657       439       1,393        860
Income taxes (benefit)                    124        82        (56)        162

Income before cumulative effect of change
  in accounting principle                 533       357       1,449        698
Cumulative effect of change in accounting
  principle - income taxes                  0         0           0        400

Net Income                           $    533  $    357    $  1,449   $  1,098


Earnings per share
  before cumulative effect of change
  in accounting principle            $    .17  $   .11      $   .45    $   .22

Earnings per share
  after cumulative effect of change
  in acct principle - income taxes   $    .17  $   .11      $   .45    $   .35


Weighted average of common and
    common share equivalents        3,202,174  3,156,876  3,197,527  3,150,942



      See accompanying notes to condensed consolidated financial statements.





                      WESTBANK CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
     FOR THE YEAR ENDED DECEMBER 31, 1993 AND SIX MONTHS ENDED JUNE 30, 1994

                                 (1994 Unaudited)

(Dollar amounts in thousands)
                                                                 NET UNREALIZED
                                                                 GAIN ON
                          COMMON STOCK       ADDITIONAL          SECURITIES
                        NUMBER OF    PAR     PAID IN   RETAINED  AVAILABLE
                         SHARES     VALUE    CAPITAL   EARNINGS  FOR
                                                                 SALE     TOTAL

DECEMBER 31, 1992       3,115,689  $ 6,231   $ 6,849   $( 1,788) $  0   $11,292

Shares issued under stock
  option plan               5,700       12                                   12

Shares issued under stock
  purchase plan             4,117        8        12                         20

Net income for the year
ended December 31, 1993                                   1,947           1,947


DECEMBER 31, 1993       3,125,506    6,251     6,861        159     0   $13,271

Shares issued under stock
  option plan               7,364       15                                   15

Shares issued under stock
  purchase plan             2,203        4         7                         11
Net unrealized gain on
  sec. avail. for sale                                           (56)      (56)
Net income for six months
  ended June 30, 1994                                     1,449           1,449

JUNE 30, 1994           3,135,073  $ 6,270   $ 6,868     $1,608 $(56)   $14,690




      See accompanying notes to condensed consolidated financial statements.

























                      WESTBANK CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 1994 and 1993
                                   (Unaudited)
(Dollar amounts in thousands)


INCREASE/(DECREASE) IN CASH FLOW FROM:

                                                            SIX MONTHS ENDED
                                                         06-30-94    06-30-93
OPERATING ACTIVITIES:

Net Income                                               $ 1,449     $  1,098
Adjustments to reconcile net income to
  net cash from operating activities:

     Provision for loan losses                               712          305
     Provision for depreciation and amortization             301          394
     Charge off in carrying value of other real estate owned 426          664
     Gain on sale of investment securities                (  150)     (   173)
Increase/(Decrease) In Cash Flow From:

          Accrued interest receivable                     (   79)         118
          Accrued interest payable                        (   38)     (    71)
          Income tax benefit                              (  438)     (   573)
          Other assets                                    (    8)          81
          Other liabilities                                  124      (     2)

INVESTING ACTIVITIES:
Proceeds from maturities of investments and
  mortgage-backed securities                               1,437       11,836
Proceeds from sales of securities
  available for sale                                       4,923        5,077
Purchases of investment and mortgage-backed securities    (1,492)     (18,714)
Loans - net of non cash transfers to other assets         (6,495)       2,103
Proceeds from sale of other real estate owned and
 in-substance foreclosures                                   877          909
Purchases of bank premises and equipment                  (  488)     (   216)
                                                          (1,238)         995
FINANCING ACTIVITIES:
     Deposits                                             17,540      ( 1,240)
     Increase/(decrease) in short term borrowings         (6,317)     ( 1,211)
     Proceeds from exercise of stock options and
       stock purchase plan                                    26           (4)
                                                          11,249      ( 2,447)

Increase/(decrease) in cash and cash equivalents          12,310          389
Cash and cash equivalents at beginning of period          12,974       17,607

Cash and cash equivalents at end of period               $25,284     $ 17,996

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

  Cash paid during the six months:

     Interest on deposits and other borrowings           $ 2,939     $  3,753
     Income taxes                                            270          325
  Non-cash investing activities:
     Transfer of loans to other real estate owned
       and in-substance foreclosure                      $   314     $    418

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


NOTE B - CURRENT OPERATING ENVIRONMENT

In March, 1992, Park West's Board of Directors entered into a formal agreement ("Agreement") with the Federal Deposit Insurance Corporation and the Commissioner of Banks for the Commonwealth of Massachusetts (the "Commissioner"). The Agreement requires Park West to take certain affirmative actions in response to a 1991 examination by the FDIC and the Commissioner. The affirmative actions required by the Agreement include, the development and implementation of a written management plan and a plan to improve Park West's earnings; the development and implementation of a comprehensive policy for determining the adequacy of Park West's allowance for loan and lease losses; the development and implementation of a policy to lessen Park West's risk position with respect to certain borrowers; the development and implementation of a written funds management policy; the increase of Park West's Tier 1 capital to total asset ratio to 6% by June 30, 1994; an agreement not to declare or pay dividends without the prior approval of the FDIC and the Commissioner, as well as an agreement not to make any payments to, or for the benefit of, any affiliated organization without such prior approval. At June 30, 1994, the Bank met the interim Tier 1 capital requirements outlined in the Agreement and has submitted all of the required plans and policies as called for under the Agreement.

Park West anticipates that it will continue to be able to comply with the terms of the Agreement. Failure to do so could result in additional administrative actions by the FDIC or the Commissioner, any of which actions could have a substantial negative impact on Park West.

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

Each capital category establishes different degrees of regulatory restrictions which can apply to a financial institution. As of June 30, 1994, Park West's capital was at a level that placed the Bank in the adequately capitalized category. As a result of Park West's capital classification the following restriction applies: The Bank may not accept, renew, or rollover any brokered deposits without prior written permission of the FDIC.


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

The weak economy and real estate market continues to impair the financial results of the Corporation. Despite these weaknesses the Corporation has managed significant improvements in the level of non-performing assets. As a result of the continued aggressive management of problem loans and an on-going expense reduction program, the Board of Directors and management believe the Corporation is positioned to sustain compliance with the Agreement as well as the requirements of FDICIA.


NOTE C - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for the second quarter ended June 30, 1994 and 1993 have been prepared in accordance with generally accepted accounting principles for interim information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1994, are not necessarily indicative of the results that may be expected for the year ended December 31, 1994.

For further information, please refer to the Consolidated Financial Statements and footnotes thereto included in the Westbank
Corporation's Annual Report on Form 10-K for the year ended December
31, 1993.


NOTE D - CHANGES IN ACCOUNTING PRINCIPLES

On January 1, 1994, the Bank adopted Statement on Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities". This pronouncement requires that securities classified as available for sale be reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. The effect of the implementation of this pronouncement was to decrease stockholders' equity by approximately $56,000 (net of tax effect) on June 30, 1994.

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

There were no sales out of the investment portfolio during the first two quarters of 1994.




NOTE E - EARNINGS PER SHARE

Earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding and common stock equivalent shares arising from unexercised stock options.


NOTE F - COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, there are outstanding commitments and contingent liabilities, such as, standby letters of credit and commitments to extend credit. As of June 30, 1994 standby letters of credit amounted to $724,000 and loan commitments were $34,580,000 and unused balances available on home equity lines of credit were $8,136,000.

Trust Assets - Property with a book value of $87,445,581 at June 30, 1994 held for customers by a subsidiary in a fiduciary or agency capacity, is not included in the accompanying Balance Sheet since such items are not assets of the Bank.


NOTE G - STOCKHOLDERS' EQUITY

The FDIC imposes leverage capital ratio requirements for state non-member Banks. The Bank's leverage capital ratio as of June 30, 1994 and December 31, 1993 was 6.40% and 5.90%, respectively.

In addition, the FDIC has established risk-based capital requirements for insured institutions of, Tier 1 risk-based capital of 4.00% and total risk-based capital of 8.00%. The Bank's risk-based capital at June 30, 1994, for Tier 1 was 8.26% and total risk-based capital was 9.52%.

As discussed in NOTE B, the Formal Agreement requires Park West to increase its level of Tier 1 leverage capital and to comply with the minimum requirements of risk-based capital. As of June 30, 1994, the Bank was in compliance with all required capital targets.

The Agreement required that Park West's Tier 1 leverage capital ratio be increased to a minimum of 6% by June 30, 1994. As of June 30, 1994 Park West Tier 1 leverage capital ratio was 6.40% exceeding the requirement of the Agreement.

Under the agreement, the Corporation is prohibited from paying dividends without the prior approval of the FDIC and the Massachusetts Commissioner of Banks.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION

Total consolidated assets amounted to $241,591,000 on June 30, 1994, compared to $228,863,000 on December 31, 1993. As of June 30, 1994 and June 30, 1993 earning assets amounted to, respectively, $223,353,000 or 92% of total assets, and $209,045,000 or 90% of total assets.

Operations reflect net income for the current quarter of $533,000 as compared to a net income of $357,000 for the same quarter during 1993. For the six months and year-to-date period June 30, 1994, net income totals $1,449,000 compared to net income of $1,098,000 for the same period one year ago.



An overall reduction in interest income and interest expense reflects an increase in loan volume and decreases in deposit volume and interest rates on earning assets and interest bearing deposits. Further analysis is provided in sections on net interest income and supporting schedules. An increase has been reflected in the provision for loan losses in the current quarter with $365,000 being provided compared to $80,000 in the 1993 quarter, and an increase of $407,000 for the six month period. Decreases are noted in other real estate provisions and operating expenses. This expense totalled $301,000 for the current quarter compared with $609,000 a year ago, a decrease of $308,000, these comparable expenses reflect a decrease of $368,000 for the six month period.

Loans and leases written-off against the allowance for loan losses after recoveries amounted to net recoveries of $(126,000) in the current quarter compared to net charge offs of $143,000 during the quarter ended June 30, 1993.

After giving effect to the actions described above, the allowance for loan losses at June 30, 1994, totalled $3,954,000 or 2.17% of total loans as compared to $3,472,000 or 1.97% at December 31, 1993.

Non-performing past due loans/leases at June 30, 1994, aggregated
$5,241,000 or 2.87% of total loans/leases compared to $1,902,000 or 1.08% at December 31, 1993. The percentage of non-performing and past due loans compared to total assets on those same dates respectively amounted to 2.17% and 0.83%.

Other-real-estate-owned and in-substance foreclosures-net amounted to $3,409,000 at June 30, 1994 compared to $5,140,000 at December
31, 1993. The percentage as compared to total assets on those same dates respectively amounted to 1.41% and 2.25%.

Management has made every effort to recognize all circumstances known at this time which could affect the collectibility of loans and has reflected such circumstances in deciding as to the provision for loan losses, the writing down of other real estate owned and in-substance foreclosures to fair value, the charge-off of loans and the balance in the allowance for losses. Management deems, that the provision for the quarter, and the balance in the allowance for loan losses, are adequate based on results provided by the loan grading system and circumstances known at this time.

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


The balances and rates derived for the analysis of net interest revenue presented on the following pages reflect the consolidated assets and liabilities of the Corporation's principal earning subsidiary, Park West Bank and Trust Company.

(Dollar amounts in thousands)
                                            Quarter Ended     Six Months Ended
                                         6-30-94   6-30-93   6-30-94   6-30-93
    Interest revenue                     $ 4,094   $ 4,335   $ 8,107   $ 8,612
    Interest expense                       1,496     1,802     2,902     3,682
    Net interest income                    2,598     2,533     5,205     4,930
    Tax equivalent adjustment                  5         7        11        13
    Net int. income (taxable equivalent) $ 2,603   $ 2,540   $ 5,216   $ 4,943


INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS

(Dollar amounts in thousands)
                             Quarter Ended June 30,
                                1994            1993
(Taxable Equivalent)      Average         Average
                          Balance  Rate   Balance  Rate
Earning Assets           $213,428  7.68% $208,585  8.33%
Interest-bearing
  liabilities             180,208  3.32   188,288  3.83
Interest rate spread               4.36            4.50
Interest-free
  resources used to
  fund earning assets      33,220          20,297
Total Sources of Funds   $213,428  2.80  $208,585  3.46

Net Yield on Earning Assets        4.88%           4.87%





                          Six Months Ended June 30,
                                1994            1993
(Taxable Equivalent)      Average         Average
                          Balance  Rate   Balance  Rate
Earning Assets           $210,799  7.70% $208,387  8.28%
Interest-bearing
  liabilities             178,269  3.26   188,982  3.90
Interest rate spread               4.44            4.38
Interest-free
  resources used to
  fund earning assets      32,530          19,405
Total Sources of Funds   $210,799  2.75  $208,387  3.53

Net Yield on Earning Assets        4.95%           4.75%















CHANGES IN NET INTEREST INCOME

(Dollar amounts in thousands)


                           QUARTER ENDED 6/30/1994   SIX MONTHS ENDED 6/30/1994
(Taxable Equivalent)                O V E R                   O V E R
                           QUARTER ENDED 6/30/1993   SIX MONTHS ENDED 6/30/1993

                                CHANGE DUE TO             CHANGE DUE TO

                           VOLUME    RATE    TOTAL    VOLUME    RATE      TOTAL
Interest Income:
Loans/Leases              $   235  $ (394) $ (159)   $   268  $ (727)   $  (459)
Securities                    (85)     (6)    (91)
Federal funds                 ( 4)     11       7        (30)      8        (22)
                        --------------------------
Total Interest Earned         146    (389)   (243)       189    (696)      (507)
                        --------------------------
Interest Expense:
Interest bearing deposits     (59)   (225)   (284)      (187)   (561)      (748)
Other Borrowed Funds          (14)   (  8)   ( 22)
                        --------------------------   ---------------------------
Total Interest Expense     $  (73) $ (233) $ (306)   $  (201) $ (579)   $  (780)
                        --------------------------
Net Interest Income        $  219  $ (156) $   63    $   390  $ (117)   $  (273)
                        --------------------------


Net interest earned on a taxable equivalent basis increased to $2,603,000 in the second quarter of 1994, up $63,000 as compared with the same period of 1993. Average earning assets increased during the second quarter of 1994. The average earning base was $213,428,000 compared to $208,585,000 in the same period last year, an increase of $4,843,000. For the six month period ended June 30, 1994, net interest earned on a tax equivalent basis increased to $5,216,000 up by $273,000 as compared with the comparable period of 1993 or 5.5%. Average earning assets increased by $2,412,000 or 1.1% and the net yield on earning assets increased to 4.95% from 4.75% for the six month period ending June 30, 1994 compared to June 30, 1993.

OPERATING EXPENSES

The components of total operating expenses for the periods and their percentage of gross income are as follows:

(Dollar amounts in thousands)
                                      QUARTER ENDED
                                6-30-94           6-30-93
                           Amount  Percent     Amount  Percent
Salaries and benefits      $  951   20.01%    $  866    17.62%
Other real estate
    - provision for losses    185    3.89        409     8.31
    - operating expense       116    2.44        200     4.07
Other non-interest expense    808   17.00        958    19.48
Occupancy - net               174    3.66        163     3.32
Total Operating Expenses   $2,234  47.00%     $2,596    52.80%
                           ------  ------     ------    ------



                                    SIX MONTHS ENDED
                                6-30-94           6-30-93
                           Amount  Percent     Amount  Percent
Salaries and benefits      $1,859   19.55%    $1,828    18.62%
Other real estate
    - provision for losses    426    4.48        664     6.76
    - operating expense       220    2.31        350     3.56
Other non-interest expense  1,640   17.24      1,806    18.39
Occupancy - net               359    3.78        323     3.30
Total Operating Expenses   $4,504   47.36%    $4,971    50.63%
                           ------   ------    ------    ------















INCOME TAXES

In February, 1992, the Financial Accounting Standards Board issued a statement of financial accounting standard No. 109, "Accounting for Income Taxes" ("SFAS 109"). The statement requires the recognition of deferred tax liabilities and deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and temporary differences. Effective January 1, 1993, the Corporation prospectively adopted SFAS 109, resulting in a $400,000 benefit which has been reported as a cumulative effect of change in accounting principle.

During the first six months of 1994 Westbank recorded a tax benefit of $56,000 which is primarily the result of a decrease in the valuation reserve of $400,000 pertaining to deferred tax assets offset by the provision for current taxes. The decrease in such valuation reserve is due to the continued profitable performance of the Bank and the resultant consideration of the realizability of deferred tax assets and is in accordance with the guidance in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

COMPONENTS OF CAPITAL
                                                      June 30,     December 30,
(Dollar amounts in thousands)                           1994           1993
 Stockholders' Equity:
    Common stock                                      $ 6,270        $ 6,251
    Additional paid-in capital                          6,868          6,861
    Retained earnings                                   1,608            159
    Net unrealized gain/(loss) on sec. avail. for sale    (56)             0
                                                      -------        -------
 Total Stockholders' Equity                            14,690         13,271

Ratio of "Tier 1" leverage capital
to total assets at end of period                         6.08%          5.80%

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

The following are the Corporation's risk-based capital ratios at June 30, 1994:

           Tier 1 Capital (minimum required 4.00%)    8.26%
           Tier 2 Capital (minimum required 8.00%)    9.52%

The Agreement requires that Park West's Tier 1 leverage capital ratio be increased to a minimum of 6% by June 30, 1994. Under the Formal Order capital ratio targets have been set in six month intervals. At June 30, 1994 the Formal Order required Park West's Tier 1 leverage capital to be at a minimum of 6.00%. For Park West, Tier 1 leverage capital is calculated using quarterly average assets. At June 30, 1994 Park West's Tier 1 leverage capital to average assets was 6.40%, which is above the interim target established by the Agreement.

Under the Agreement, the Corporation is prohibited from paying dividends without the prior approval of the FDIC and the Massachusetts Commissioner of Banks.


INTEREST RATE SENSITIVITY

The following table sets forth the distribution of the repricing of the Corporation's earning assets and interest bearing liabilities as of June 30, 1994.


(Dollar amounts in thousands)
                       Three     Over Three  Over One Year
                      Months     Months to       to       Over
                     or Less     One Year    Five Years   Five Years    Total
Earning Assets     $  87,775    $  45,528     $  54,804    $  35,409   $223,516
Interest Bearing

  Liabilities        130,209       33,228        26,990            0    190,427
Interest Rate
  Sensitivity Gap  $( 42,434)   $  12,300     $  27,814    $  35,409   $ 33,089
                   ----------   ---------     ---------    ---------   --------

Cumulative Interest
  Rate
  Sensitivity Gap  $( 42,434)   $( 30,134)    $(  2,320)   $  33,089
                   ----------   ----------    ----------   ---------

Interest Rate
  Sensitivity
  Gap Ratio          (18.98)%        5.50%        12.44%      15.84%


Cumulative Interest
  Rate Sensitivity
  Gap Ratio          (18.98)%      (13.48)%       (1.04)%     14.80%



LIQUIDITY

Cash and due from banks, federal funds sold, investment securities, mortgage- backed securities and loans available for sale, as compared to deposits and short term liabilities, are used by the Corporation to compute its liquidity on a daily basis. At June 30, 1994, the Corporation's ratio of such assets to total deposits and borrowed funds was 22.00%.















PROVISION AND ALLOWANCE FOR LOAN/LEASE LOSSES



(Dollar amounts in thousands)
                                        QUARTER ENDED      SIX MONTHS ENDED
                                      6-30-94   6-30-93   6-30-94   6-30-93
Balance at beginning of period        $ 3,463   $ 3,405   $ 3,472   $ 3,442
Provision charged to expense              365        80       712       305

                                      $ 3,828   $ 3,485   $ 4,184   $ 3,747
Less Charge-offs:
  Loans secured by real estate              0       106       267       125
  Construction/land development             0         0         0       150
  Commercial and industrial loans           0        45       128       144
  Consumer loans                           15        27        23        39
  Lease financing receivables               7        14         7        55

                                      $    22   $   192   $   425   $   513
Add-Recoveries:
  Loans secured by real estate              7        17         7        59
  Construction/land developing              0         0         0         0
  Commercial and industrial loans         136        11       178        18
  Consumer loans                            5         2         9        11
  Lease financing receivables               0        16         1        17
                                          148        46       195       105
Net charge-offs (recoveries)             (126)      146       230       408
Balance at end of period              $ 3,954   $ 3,339   $ 3,954   $ 3,339
Net Charge-offs (recoveries) to:
  Average loans/leases                   (.07%)     .08%     1.30%      .24%
  Loans/leases at end of period          (.07%)     .09%     1.30%      .24%
  Allowance for loan/lease losses       (3.19%)    4.37%     5.82%    12.22%

Allowance for loan/lease losses
  as a percentage of:
    Average loans/leases                 2.18%     1.96%     2.22%     1.94%
    Loans/leases at end of period        2.17%     1.95%     2.17%     1.95%


During the most recent quarter, non-accrual loans increased by $3,400,000, the result of further deterioration of a few previously identified problem loans.

In response to the increase in non-accrual loans, the Corporation has increased the balance of the allowance for loan/lease losses to $3,954,000 at the end of the second quarter.

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











NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS


(Dollar amounts in thousands)


                              06-30-94  03-31-94  12-31-93  09-30-93  06-30-93
Non-Accrual Loans:
Loans secured by real estate  $ 3,898   $    513  $    524  $    585  $    583
Construction/Land development      84         91        91        99       103
Commercial and Industrial Loans   483        466       445       392       563
Consumer Loans                     19          7        18        24        42
Lease financing receivables         0          0         0         0         0
                                4,484      1,077     1,078     1,100     1,291

Loans Contractually
 past due 90 days or more
 still accruing:
Loans secured by real estate      229        921       285        92       246
Construction/Land development       0         22         0         0         0
Commercial and Industrial Loans    49         16         5        26         0
Consumer Loans                     23         18        31        15         8
Lease financing receivables         0          7         9         0         0
                                  301        984       330       133       254
Restructured Loans *              456        617       494       955       923

Total non-accrual, past
 due and restructured
 Loans                        $ 5,241   $  2,678  $  1,902  $  2,188  $  2,468

Non-accrual, past due and
 restructured Loans
 as a percentage of total
 Loans                           2.87%      1.50%     1.08%     1.29%     1.44%

Allowance for Loan
 losses as a percentage of
 non accrual, past due and
 restructured Loans             75.44%    129.31%   182.54%   157.40%   135.29%


OTHER REAL ESTATE

Other real estate owned - net $ 2,107   $  2,360  $  3,161  $  3,036  $  3,143
In substance foreclosure        1,302      1,791     1,979     2,886     4,278

Total Other Real Estate       $ 3,409   $  4,151  $  5,140  $  5,922  $  7,421






* As of June 30, 1994, 100% of restructured loans are performing in compliance with modified terms of their restructuring.














                  WESTBANK CORPORATION AND SUBSIDIARIES
                        QUARTERLY AVERAGE BALANCES
                    INTEREST EARNED - INTEREST EXPENSE

                     (RATES ON A TAX EQUIVALENT BASIS)

(Dollar amounts in thousands)


                            FOR THE QUARTER ENDED        FOR THE QUARTER ENDED
                                  JUNE 30,                       JUNE 30,
                                    1994                           1993
ASSETS                   Balance  Interest   Rate    Balance   Interest   Rate

Federal funds sold and
  temporary investments $  5,003  $   47     3.76%  $  5,577  $    40     2.87%
Securities                27,133     413     6.09%    32,698      504     6.17
Loans/Leases             181,292   3,639     8.03%   170,310    3,798     8.92
Total earning assets    $213,428  $4,099     7.68%  $208,585  $ 4,342     8.33

Loan/Lease loss allow.   ( 3,526)                     (3,516)
All other assets          19,574                      24,537

TOTAL ASSETS            $229,476                    $229,606



LIABILITIES AND EQUITY

Int. bearing deposits   $173,847  $1,454     3.35   $180,015  $ 1,738     3.86
Borrowed funds             6,361      42     2.64      8,273       64     3.09
Total interest bearing
   liabilities           180,208  $1,496     3.32    188,288  $ 1,802     3.83
Interest rate spread                         4.36%                        4.50%

Demand deposits           34,368                      28,428
Other liabilities            471                         717
Shareholders' equity      14,429                      12,173

TOTAL LIABILITIES
  AND EQUITY            $229,476                    $229,606


Net interest income       $2,603                     $ 2,540

Interest Earned/Earning Assets               7.68%                        8.33%

Interest Expense/Earning Assets              2.80                         3.46
Net Yield on Earning Assets                  4.88%                        4.87%

Deduct - Tax Equivalent Adj.   5                           7


NET INTEREST INCOME       $2,598                     $ 2,533













                      WESTBANK CORPORATION AND SUBSIDIARIES
                          YEAR TO DATE AVERAGE BALANCES
                        INTEREST EARNED - INTEREST EXPENSE

                        (RATES ON A TAX EQUIVALENT BASIS)

(Dollar amounts in thousands)


                               SIX MONTHS ENDED         SIX MONTHS ENDED
                                   JUNE 30,                 JUNE 30,
                                     1994                     1993
ASSETS                    Balance  Interest  Rate     Balance  Interest   Rate

Federal Funds sold and
   temporary investments $  3,534    $   61  3.45%    $ 5,653   $    83   2.94%
Securities                 28,786       896  6.23      30,389       922   6.07
Loans/Leases              178,479     7,161  8.02     172,345     7,620   8.84

Total earning assets      210,799    $8,118  7.70     208,387   $ 8,625   8.28

Loan/Lease loss allowance ( 3,498)                    ( 3,515)
All other assets           19,573                      24,478

TOTAL ASSETS             $226,874                    $229,350



LIABILITIES AND EQUITY

Int. bearing deposits    $170,238    $2,799  3.29    $180,063   $ 3,547   3.94
Borrowed funds              8,031       103  2.57       8,919       135   3.02
Total interest bearing
   liabilities            178,269    $2,902  3.26     188,982   $ 3,682   3.90

Interest rate spread                         4.44%                        4.38%

Demand deposits            33,829                      27,829
Other liabilities             592                         692
Shareholders' equity       14,184                      11,847

TOTAL LIABILITIES
  AND EQUITY             $226,874                    $229,350


Net Interest Income                  $5,216                     $ 4,943

Interest Earned/Earning Assets               7.70%                        8.28%

Interest Expense/Earning Assets              2.75                         3.53

Net Yield on Earning Assets                  4.95%                        4.75%


Deduct - Tax Equivalent Adjustment       11                          13


NET INTEREST INCOME                  $5,205                     $ 4,930













                        PART II - OTHER INFORMATION




ITEM 1.   Legal Proceedings

             None



ITEM 2.   Changes in Rights of Security Holders

             None



ITEM 3.   Defaults by Company on its Senior Securities

             None



ITEM 4.   Results of Votes on Matters Submitted to a Vote of Security Holders

             None


ITEM 5.   Other Information

             None


ITEM 6.   Exhibits and Reports on Form 8-K

    The Corporation filed two reports on Form 8-K on April 20, 1994, which reports (1) reported the dismissal of KPMG Peat Marwick as the Corporation's independent public accountants and (2) reported the appointment of the firm of Deloitte & Touche as the Corporation's independent public accountants for the year ending December 31, 1994.























Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.








                                  WESTBANK CORPORATION






Date: August 8, 1994
                                  Donald R. Chase
                                  President and Chief Executive Officer









Date: August 8, 1994
                                  John M. Lilly
                                  Treasurer and Chief Financial Officer