Form 10-Q
period 1994-09-30
WESTBANK CORP
filed 1994-11-08
CIK 742070

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

                For the quarterly period ended September 30, 1994


                        Commission file number   0 - 12784

                               WESTBANK CORPORATION
              (Exact name of registrant as specified in its charter)


                                  Massachusetts
          (State or other jurisdiction of incorporation or organization)

                                   04 - 2830731
                       (I.R.S. Employer Identification No.)

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

                                 YES X    NO


     Common stock, par value $2 per share: 3,137,211 shares outstanding as of October 31, 1994.












                   WESTBANK CORPORATION AND SUBSIDIARIES

                                   INDEX



                      PART I - FINANCIAL INFORMATION



    Financial Statements

         Condensed Consolidated Balance Sheets                           3

         Condensed Consolidated Statements of Income                     4

         Condensed Consolidated Statement of Stockholders' Equity        5

         Condensed Consolidated Statements of Cash Flows                 6

         Notes to Condensed Financial Statements                     7 - 9

         Management's Discussion and Analysis of Financial Condition
           and Results of Operation                                  9 - 18


                        PART II - OTHER INFORMATION


    ITEM 1.  Legal Proceedings                                           19

    ITEM 2.  Changes in Rights of Security Holders                       19

    ITEM 3.  Defaults by Company on its Senior Securities                19

    ITEM 4.  Results of Votes on Matters Submitted to a Vote
               of Security Holders                                       19

    ITEM 5.  Other Information                                           19

    ITEM 6.  Exhibits and Reports on Form 8-K                            19


    Signatures                                                           20














                      WESTBANK CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     SEPTEMBER 30, 1994 AND DECEMBER 31, 1993


(Dollar amounts in thousands)
                                                 September 30,   December 31,
ASSETS                                                1994          1993
Cash and due from banks                           (Unaudited)
    Non-interest bearing                         $  11,593         $   9,621
    Interest bearing                                   369               353
Federal Funds sold                                   2,800             3,000
Securities available for sale
  (approximate market value of $14,634 in 1994
   and $5,234 in 1993)                              14,634             4,945
Securities held to maturity (approximate market
  value of $21,744 in 1994 and $27,904 in 1993)     22,167            26,633
Mortgage-backed securities (approximate
  market value of $343 in 1994 and $422 in 1993)       345               401
Loans                                    $ 183,940         $ 176,090
   Allowance for loan losses                (3,169)           (3,472)
      Net-loans                                    180,771           172,618
Bank premises and equipment                          3,438             3,088
Other Real Estate Owned (OREO)           $   2,055         $   3,601
In-substance foreclosures                      795             1,979
   Valuation allowance                        (396)             (440)
      Net-O.R.E.O.                                   2,454             5,140
Accrued interest receivable                          1,614             1,560
Deferred income tax receivable                         919               369
Prepaid/refundable income tax                           64                50
Other assets                                         1,426             1,085
TOTAL ASSETS                                     $ 242,594         $ 228,863

LIABILITIES AND EQUITY
Deposits
    Non-interest bearing                         $  38,822         $  34,499
    Interest bearing                               182,309           167,932
         Total Deposits                            221,131           202,431
Borrowed funds                                       5,553            12,420
Accrued interest payable                               195               541
Other liabilities                                      365               200
         Total Liabilities                         227,244           215,592

Stockholders' Equity
    Preferred stock - $5 par value                       0                 0
      Authorized    - 100,000 shares
      Issued        - none
    Common stock    - $2 par value
      Authorized    - 9,000,000 shares
      Issued        - 3,136,561 in 1994 and
                      3,125,506 in 1993              6,273             6,251
    Additional paid in capital                       6,873             6,861
    Retained earnings                                2,270               159
    Net unrealized loss on securities
      available for sale                               (66)                0
       Total Stockholders' Equity                   15,350            13,271
TOTAL LIABILITIES AND EQUITY                     $ 242,594         $ 228,863


      See accompanying notes to condensed consolidated financial statements.










                      WESTBANK CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          FOR QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                   (Unaudited)


(Dollar amounts in thousands)
                                          Quarter Ended     Nine Months Ended
                                        09-30-94  09-30-93  09-30-94   09-30-93
Income:
    Interest and fees on loans          $  3,771  $  3,649  $ 10,921   $ 11,256
    Interest from temporary investments       77        41       138        124
    Interest and dividends from securities   474       499     1,370      1,421
Total interest and dividend income         4,322     4,189    12,429     12,801
Interest expense                           1,602     1,612     4,504      5,294
Net interest income before provision
  for loan losses                          2,720     2,577     7,925      7,507
Provision for loan losses                    219       210       931        515
Interest income after provision
  for loan losses                          2,501     2,367     6,994      6,992
Security gains                                 1       166       151        339
Other non-interest income                    554       589     1,808      1,622
Income before operating expenses           3,056     3,122     8,953      8,953
Operating Expenses:
    Salaries and benefits                  1,001       914     2,860      2,742
    Other real estate - prov. for losses     266       947       692      2,753
                      - operating expense    107       171       327        494
    Other non-interest expense               877       300     2,517        964
    Occupancy - net                          202       147       561        497
Total operating expenses                   2,453     2,479     6,957      7,450

Income before income taxes                   603       643     1,996      1,503
Income taxes (benefit)                       (59)      228      (115)       390

Income before cumulative effect of change
  in accounting principle                    662       415     2,111      1,113

Cumulative effect of change in
  accounting principle - income taxes          0         0         0        400

Net Income                              $    662  $    415   $ 2,111   $  1,513

Earnings per share
  before cumulative effect of change
  in accounting principle               $   0.21  $   0.13   $  0.66   $   0.35

Earnings per share
  after cumulative effect of change
  in accounting
  principle - income taxes              $   0.21  $   0.13   $  0.66   $   0.48

Weighted average of common and
  common share equivalents             3,208,103 3,193,613 3,201,134  3,181,160


     See accompanying notes to condensed consolidated financial statements.
















                      WESTBANK CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 1993 AND NINE MONTHS ENDED SEPT. 30, 1994
                                 (1994 Unaudited)



(Dollar amounts in thousands)
                          						    	  NET UNREALIZED
										                  LOSS ON
                                                          SECURITIES
                       COMMON STOCK  ADDITIONAL RETAINED  AVAILABLE
                     NUMBER OF   PAR  PAID IN   EARNINGS  FOR
                      SHARES    VALUE CAPITAL   (DEFICIT) SALE       TOTAL

DECEMBER 31, 1992   3,115,689 $ 6,231 $ 6,849   $(1,788)  $    0  $ 11,292

Shares issued
  under stock
  option plan           5,700      12                                   12


Shares issued
  under stock
  purchase plan         4,117       8      12                           20


Net income for
  the year ended
  December 31, 1993                               1,947              1,947

DECEMBER 31, 1993   3,125,506   6,251   6,861       159        0    13,271

Shares issued
  under stock
  option plan           7,364      15                                   15

Shares issued
  under stock
  purchase plan         3,691       7      12                           19

Net unrealized
  loss on securities
  available for sale                                         (66)      (66)

Net income for
  nine months ended
  September 30, 1994                              2,111              2,111

BALANCE -
  SEPT. 30, 1994    3,136,561 $ 6,273 $ 6,873   $ 2,270   $  (66) $ 15,350



    See accompanying notes to condensed consolidated financial statements.











                      WESTBANK CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                   (Unaudited)
(Dollar amounts in thousands)
                                                      NINE MONTHS ENDED
INCREASE/(DECREASE) IN CASH FLOW FROM:               9-30-94     9-30-93

OPERATING ACTIVITIES:
Net Income                                           $ 2,111     $ 1,513
Adjustments to reconcile net income to
  net cash from operating activities:
     Provision for loan losses                           931         515
     Provision for depreciation and amortization         442         562
     Charge off in carrying value of
       other real estate owned                           692         964
     Gain on sale of investment securities              (151)       (339)
Increase/(decrease) In Cash Flow From:
          Accrued interest receivable                    (54)         (1)
          Accrued interest payable                      (346)       (250)
          Income tax benefit                            (564)       (475)
          Other assets                                  (341)         43
          Other liabilities                              165        (154)

                                                       2,885       2,378
INVESTING ACTIVITIES:
Proceeds from maturities of investments and
  mortgage-backed securities                           1,417      17,339
Proceeds from sales of securities available
  for sale                                             5,479      10,022
Purchases of investment and mortgage-backed
  securities                                         (11,978)    (28,622)
Loans - net of non cash transfers to other assets     (8,384)      3,924
Proceeds from sale of other real estate owned and
    in-substance foreclosures                          1,294       1,288
  Purchases of bank premises and equipment              (792)       (230)
                                                     (12,964)      3,721

FINANCING ACTIVITIES:
     Increase/(decrease) in deposits                  18,700      (5,119)
     Increase/(decrease) in short term borrowings (6,867) (1,073) Proceeds from exercise of stock options and
       stock purchase plan                                34          17
                                                      11,867      (6,175)

Increase/(decrease) in cash and cash equivalents       1,788         (76)
Cash and cash equivalents at beginning of period      12,974      17,607
Cash and cash equivalents at end of period          $ 14,762    $ 17,531

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Cash paid during the nine months:
     Interest on deposits and other borrowings      $  4,850    $  5,365
     Income taxes                                        270         455
  Non-cash investing activities:
     Transfer of loans to other real estate owned
       and in-substance foreclosure                 $    211    $    118


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



NOTE B - CURRENT OPERATING ENVIRONMENT

In March, 1992, Park West's Board of Directors entered into a Formal Agreement ("Agreement") with the Federal Deposit Insurance Corporation (the "FDIC")and the Commissioner of Banks for the Commonwealth of Massachusetts (the "Commissioner"). The Agreement requires Park West to take certain affirmative actions in response to an examination by the FDIC and the Commissioner. The affirmative actions required by the Agreement included, the development and implementation of a written management plan and a plan to improve Park West's earnings; the development and implementation of a comprehensive policy for determining the adequacy of Park West's allowance for loan and lease losses; the development and implementation of a policy to lessen Park West's risk position with respect to certain borrowers; the development and implementation of a written funds management policy; the increase of Park West's Tier 1 capital to total asset ratio to 6% by June 30, 1994; an agreement not to declare or pay dividends without the prior approval of the FDIC and the Commissioner, as well as an agreement not to make any payments to, or for the benefit of, any affiliated organization without such prior approval. At September 30, 1994, the Bank met the interim Tier 1 capital requirements outlined in the Agreement and has submitted all of the required plans and policies as called for under the Agreement. Park West anticipates that it will continue to be able to comply with the terms of the Agreement. Failure to do so could result in additional administrative actions by the FDIC or the Commissioner, any of which actions could have a substantial negative impact on Park West.

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


Each capital category establishes different degrees of regulatory restrictions which can apply to a financial institution. As of September 30, 1994, Park West's capital was at a level that would place the Bank in the well capitalized category.

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


NOTE C - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for the quarter and nine months ended September 30, 1994 and 1993 have been prepared in accordance with generally accepted accounting principles for interim information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1994, are not necessarily indicative of the results that may be expected for the year ended December 31, 1994.

For further information, please refer to the Consolidated Financial Statements and footnotes thereto included in the Westbank
Corporation's Annual Report on Form 10-K for the year ended December
31, 1993.


NOTE D - CHANGES IN ACCOUNTING PRINCIPLES

On January 1, 1994, the Bank adopted Statement on Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities". This pronouncement requires that securities classified as available for sale be reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. The effect of the implementation of this pronouncement was to decrease stockholders' equity by approximately $66,000 (net of tax effect) on September 30, 1994.

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

There were no sales out of the investment portfolio during the first three quarters of 1994.



NOTE E - EARNINGS PER SHARE

Earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding and common stock equivalent shares arising from unexercised stock options.


NOTE F - COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, there are outstanding commitments and contingent liabilities, such as, standby letters of credit and commitments to extend credit. As of September 30, 1994 standby letters of credit amounted to $738,000 and loan commitments were $6,005,000 and unused balances available on home equity lines of credit were $8,373,000.

Trust Assets - Property with a book value of $89,474,000 at September 30, 1994 held for customers by a subsidiary in a fiduciary or agency capacity, is not included in the accompanying Balance
Sheet since such items are not assets of the Bank.


NOTE G - STOCKHOLDERS' EQUITY

The FDIC imposes leverage capital ratio requirements for state non-member Banks. The Bank's leverage capital ratio as of September 30, 1994 and December 31, 1993 was 6.44% and 5.90%, respectively.

In addition, the FDIC has established risk-based capital requirements for insured institutions of, Tier 1 risk-based capital of 4.00% and total risk-based capital of 8.00%. The Bank's risk-based capital at September 30, 1994, for Tier 1 was 8.79% and total risk-based capital was 10.05%.

As discussed in NOTE B, the Formal Agreement requires Park West to increase its level of Tier 1 leverage capital and to comply with the minimum requirements of risk-based capital. As of September 30, 1994, the Bank was in compliance with all required capital targets.

The Agreement required that Park West's Tier 1 leverage capital ratio be increased to a minimum of 6% by June 30, 1994. As of September 30, 1994 Park West Tier 1 leverage capital ratio was 6.44% exceeding the requirement of the Agreement.

Under the agreement, the Corporation is prohibited from paying dividends without the prior approval of the FDIC and the Massachusetts Commissioner of Banks.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION

Total consolidated assets amounted to $242,594,000 on September 30, 1994, compared to $228,863,000 on December 31, 1993. As of
September 30, 1994 and September 30, 1993 earning assets amounted to, respectively, $224,255,000 or 92% of total assets, and $203,784,000 or 89% of total assets.

Operations reflect net income for the current quarter of $662,000 as compared to a net income of $415,000 for the same quarter during 1993. For the nine months and year-to-date period September 30, 1994, net income totals $2,111,000 compared to net income of $1,513,000 for the same period one year ago.


An overall reduction in interest income and interest expense reflects an increase in loan volume and decreases in deposit volume and interest rates on earning assets. Further analysis is provided in sections on net interest income and supporting schedules. The provision for loan losses was level in the current quarter compared to the 1993 quarter, and an increase of $416,000 is reflected for the nine month period. Decreases are noted in other real estate provisions and operating expenses. Other real estate expense totalled $343,000 for the current quarter compared with $447,000 a year ago, a decrease of $104,000, these comparable expenses reflect a decrease of $442,000 for the nine month period.

Non-performing past due loans/leases at September 30, 1994, aggregated $5,941,000 or 3.23% of total loans/leases compared to $1,902,000 or 1.08% at December 31, 1993. The percentage of non-performing and past due loans compared to total assets on those same dates respectively amounted to 2.45% and 0.83%.

During the second and third quarters of 1994, management moved four loans totaling approximately $4,000,000 to a non-performing status. The four credits identified above are not newly identified loan problems as each loan has been listed on the Banks internal Watch and Classified Loan list for a substantial period of time. The classification to non-performing status is in response to further deterioration of these four borrowers and managements' aggressive action in an attempt to resolve them. Each of the loans is real estate related.

Loans and leases written-off against the allowance for loan losses after recoveries amounted to $1,004,000 in the current quarter compared to net charge offs of $105,000 during the quarter ended
September 30, 1993.

After giving effect to the actions described above, the allowance for loan losses at September 30, 1994, totalled $3,169,000 or 1.72% of total loans as compared to $3,472,000 or 1.97% at December 31, 1993.

Other-real-estate-owned and in-substance foreclosures-net amounted to $2,454,000 at September 30, 1994 compared to $5,140,000 at
December 31, 1993. The percentage as compared to total assets on those same dates respectively amounted to 1.01% and 2.25%.

Total non-performing assets amounted to $8,395,000 at September 30, 1994 compared to $7,042,000 at December 31, 1993. The percentage of non-performing assets to total assets on those same dates amounted to 3.47% versus 3.08%

Management has made every effort to recognize all circumstances known at this time which could affect the collectibility of loans and has reflected such circumstances in deciding as to the provision for loan losses, the writing down of other real estate owned and in-substance foreclosures to fair value less estimated selling costs, the charge-off of loans and the balance in the allowance for losses. Management deems, that the provision for the quarter, and the balance in the allowance for loan losses, are adequate based on results provided by the loan grading system and circumstances known at this time.


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

(Dollar amounts in thousands)
                                               Quarter Ended  Nine Months Ended
                                             9-30-94  9-30-93  9-30-94  9-30-93
    Interest revenue                         $ 4,322  $ 4,189  $12,429  $12,801
    Interest expense                           1,602    1,612    4,504    5,294
    Net interest income                        2,720    2,577    7,925    7,507
    Tax equivalent adjustment                      8        5       19       18
    Net interest income (taxable equivalent) $ 2,728  $ 2,582  $ 7,944  $ 7,525


INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS
(Dollar amounts in thousands)
                             Quarter Ended September 30,
                                1994            1993
(Taxable Equivalent)      Average         Average
                          Balance  Rate   Balance  Rate
Earning Assets           $221,395  7.81% $208,261  8.05%
Interest-bearing
  liabilities             185,977  3.45   183,354  3.52
Interest rate spread               4.36            4.53
Interest-free
  resources used to
  fund earning assets      35,418          24,907
Total Sources of Funds   $221,395  2.89  $208,261  3.10

Net Yield on Earning Assets        4.92%           4.95%




                          Nine Months Ended September 30,
                                1994	        1993
(Taxable Equivalent)      Average         Average
                          Balance  Rate   Balance  Rate
Earning Assets            $214,253 7.75%  $208,378 8.19%
Interest-bearing
  liabilities              180,838 3.32    187,106 3.77
Interest rate spread               4.43            4.42
Interest-free
  resources used to
  fund earning assets       33,415          21,272
Total Sources of Funds    $214,253 2.80   $208,378 3.38

Net Yield on Earning Assets        4.95%           4.81%








CHANGES IN NET INTEREST EARNED
(Dollar amounts in thousands)

                  QUARTER ENDED SEPT. 30, 1994  NINE MONTHS ENDED SEPT. 30, 1994
(Taxable Equivalent)         O V E R                          O V E R
                  QUARTER ENDED SEPT. 30, 1993  NINE MONTHS ENDED SEPT. 30, 1993
                         CHANGE DUE TO                    CHANGE DUE TO
                  VOLUME      RATE       TOTAL    VOLUME       RATE      TOTAL

Interest Earned:
Loans/Leases     $   285    $  (160)  $   125    $   553     $  (887)  $   (334)
Securities           (37)        12       (25)       (86)         35        (51)
Federal funds         18         18        36        (12)         26         14

Total Interest
  Earned             266       (130)      136        455        (826)      (371)

Interest Expense:
Interest bearing
  deposits            47        (35)       12       (141)       (596)      (737)
Other Borrowed
  Funds              (19)        (3)      (22)       (33)        (20)       (53)

Total Interest
  Expense        $    28    $   (38)  $   (10)   $  (174)    $  (616)  $   (790)

Net Interest
  Income         $   238    $   (92)  $   146    $   629     $  (210)  $    419




Net interest earned on a taxable equivalent basis increased to $2,728,000 in the third quarter of 1994, up $146,000 as compared with the same period of 1993. Average earning assets increased during the third quarter of 1994. The average earning base was $221,395,000 compared to $208,261,000 in the same period last year, a increase of $13,134,000. For the nine month period ended September 30, 1994, net interest earned on a tax equivalent basis increased to $7,944,000 up by $419,000 as compared with the comparable period of 1993 or 5.6%. Average earning assets increased by $5,875,000 or 2.8% and the net yield on earning assets increased to 4.94% from 4.81% for the nine month period ending September 30, 1994 compared to September 30, 1993.


OPERATING EXPENSES

The components of total operating expenses for the periods and their percentage of gross income are as follows:

(Dollar amounts in thousands)        QUARTER ENDED
                              9-30-94         9-30-93
                           Amount Percent  Amount Percent
Salaries and benefits      $1,001  20.52%  $  914  18.49%
Other real estate -
  charge-off expense          266   5.46      300   6.07
  operating expense           107   2.19      147   2.97
Other non-interest expense    877  17.98      947  19.15
Occupancy - net               202   4.15      171   3.46
Total Operating Expenses   $2,453  50.30%  $2,479  50.14%




                                  NINE MONTHS ENDED
                              9-30-94         9-30-93
                           Amount Percent  Amount Percent
Salaries and benefits      $2,860  19.88%  $2,742  18.57%
Other real estate -
  charge-off expense          692   4.81      964   6.53
  operating expense           327   2.27      497   3.37
Other non-interest expense  2,517  17.49    2,753  18.65
Occupancy - net               561   3.90      494   3.35
Total Operating Expense    $6,957  48.35%  $7,450  50.47%









INCOME TAXES

In February, 1992, the Financial Accounting Standards Board issued a statement of financial accounting standard No. 109, "Accounting for Income Taxes" ("SFAS 109"). The statement requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. Effective January 1, 1993, the Corporation prospectively adopted SFAS 109, resulting in a $400,000 benefit which has been reported as a cumulative effect of change in accounting principle.

During the first nine months of 1994 Westbank recorded a tax benefit of $115,000 which is primarily the result of a decrease in the valuation reserve of $550,000 pertaining to deferred tax assets offset by the provision for current taxes. The decrease in such valuation reserve is due to the continued profitable performance of the Bank and the resultant consideration of the realizability of deferred tax assets and is in accordance with the guidance in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

COMPONENTS OF CAPITAL
                                                September 30,   December 30,
(Dollar amounts in thousands)                      1994              1993
 Stockholders' Equity:
    Common stock                                  $ 6,273         $ 6,251
    Additional paid-in capital                      6,873           6,861
    Retained earnings                               2,270             159
    Net unrealized gain/(loss)
      on securities available for sale                (66)              0

 Total Stockholders' Equity                       $15,350         $13,271

Ratio of "Tier 1" leverage capital
  to total assets at end of period                   6.33%           5.80%




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

The following are the Corporation's risk-based capital ratios at September 30, 1994:

           Tier 1 Capital (minimum required 4.00%)    8.79%
           Tier 2 Capital (minimum required 8.00%)   10.05%

The Agreement requires that Park West's Tier 1 leverage capital ratio be increased to a minimum of 6% by June 30, 1994. Under the Agreement capital ratio targets have been set in six month intervals. At September 30, 1994 the Agreement required Park West's Tier 1 leverage capital to be at a minimum of 6.00%. For Park West, Tier 1 leverage capital is calculated using quarterly average assets. At September 30, 1994 Park West's Tier 1 leverage capital to average assets was 6.44%, which is above the interim target established by the Agreement.

Under the Agreement, the Corporation is prohibited from paying dividends without the prior approval of the FDIC and the Massachusetts Commissioner of Banks.


INTEREST RATE SENSITIVITY

The following table sets forth the distribution of the repricing of the Corporation's earning assets and interest bearing liabilities as of September 30, 1994.


(Dollar amounts in thousands)
                                  Over Three  Over One Year
                    Three Months  Months to        to          Over
                       or Less    One Year     Five Years   Five Years   Total

Earning Assets      $  73,374     $  48,064    $  65,332    $  37,485  $ 224,255
Interest Bearing
  Liabilities         111,909        14,107       61,836            7    187,859
Interest Rate
  Sensitivity Gap   $ (38,535)    $  33,957    $   3,496    $  37,478  $  36,396


Cumulative Interest
  Rate
  Sensitivity Gap   $ (38,535)    $  (4,578)   $  (1,082)   $  36,396

Interest Rate
  Sensitivity
  Gap Ratio           (17.18)%       15.14%        1.56%       16.71%


Cumulative Interest
  Rate Sensitivity
  Gap Ratio           (17.18)%       (2.04)%        (.48)%     16.23%



LIQUIDITY

Cash and due from banks, federal funds sold, investment securities, mortgage backed securities and loans available for sale, as compared to deposits and short term liabilities, are used by the Corporation to compute its liquidity on a daily basis. At September 30, 1994, the Corporation's ratio of such assets to total deposits and borrowed funds was 29.33%.






PROVISION AND ALLOWANCE FOR LOAN/LEASE LOSSES



(Dollar amounts in thousands)
                                        QUARTER ENDED     NINE MONTHS ENDED
                                      9-30-94   9-30-93   9-30-94   9-30-93
Balance at beginning of period        $ 3,954   $ 3,339   $ 3,472   $ 3,442
Provision charged to expense              219       210       931       515

                                      $ 4,173   $ 3,549   $ 4,403   $ 3,957
Less Charge-offs:
  Loans secured by real estate            657         0       924        45
  Construction/land developing              0         0         0       230
  Commercial and industrial loans         345       324       473       468
  Consumer loans                           10        36        33        75
  Lease financing receivables               0         0         7        55

                                      $ 1,012   $   360   $ 1,437   $   873
Add-Recoveries:
  Loans secured by real estate              2       189         9       248
  Commercial and industrial loans           0        15       178        33
  Consumer loans                            3        23        12        34
  Lease financing receivables               3        28         4        45
                                            8       255       203       360
Net charge-offs                         1,004       105     1,234       513
Balance at end of period              $ 3,169   $ 3,444   $ 3,169   $ 3,444
Net Charge-offs to:
  Average loans/leases                    .55%      .06%      .68%      .30%
  Loans/leases at end of period           .55%      .06%      .67%      .30%
  Allowance for loan/lease losses       31.68%     3.05%    38.94%    14.90%

Allowance for loan/lease losses
  as a percentage of:
    Average loans/leases                 1.73%     2.03%     1.76%     2.01%
    Loans/leases at end of period        1.72%     2.02%     1.72%     2.02%

During the second and third quarters of 1994, non-accrual loans increased by $4,290,000, the result of further deterioration of four previously identified problem loans.

In response to the increase in non-accrual loans, the Corporation increased the balance of the allowance for loans/leases loss by more than $600,000 during the second quarter of 1994. The loan charge offs reflected in the current quarter are primarily a direct result of these four loans. Further discussion is located in the Management Discussion and Analysis of Financial Condition section of this report.

The approach the Corporation uses in determining the adequacy of the Allowance for Loan/Lease Losses is the combination of a target reserve and a general reserve allocation. Quarterly, based on an internal review of the Loan Portfolio, the Corporation identifies required reserve allocations targeted to recognized problem loans that, in the opinion of management, have potential loss exposure or questions relative to the depth of the collateral on these same loans. In addition, the Corporation allocates a general reserve against the remainder of the Loan Portfolio.
NON-ACCRUAL, PAST DUE
AND RESTRUCTURED LOANS

(Dollar amounts in thousands)


                                 9-30-94   6-30-94   3-31-94  12-31-93   9-30-93
Non-Accrual Loans:
Loans secured by real estate    $  4,182  $  3,898  $    513  $    524   $   585
Construction/Land development          0        84        91        91        99
Commercial and Industrial Loans    1,132       483       466       445       392
Consumer Loans                        53        19         7        18        24
                                   5,367     4,484     1,077     1,078     1,100


Loans Contractually
 past due 90 days or more
 still accruing:
Loans secured by real estate          81       229       921       285        92
Construction/Land development          0         0        22         0         0
Commercial and Industrial Loans        5        49        16         5        26
Consumer Loans                        36        23        18        31        15
Lease financing receivables            0         0         7         9         0

                                     122       301       984       330       133

Restructured Loans *                 452       456       617       494       955

Total non-accrual, past
 due and restructured loans    $   5,941  $  5,241  $  2,678  $  1,902  $  2,188

Non-accrual, past due and
 restructured loans
 as a percentage of total loans    3.23%     2.87%     1.50%     1.08%     1.29%

Allowance for Loan/Lease
 losses as a percentage of
 non accrual, past due and
 restructured Loans               53.34%    75.44%   129.31%   182.54%   157.40%


OTHER REAL ESTATE

Other real estate owned - net   $  1,659  $  2,107  $  2,360  $  3,161  $  3,036
In substance foreclosure             795     1,302     1,791     1,979     2,886

Total Other Real Estate         $  2,454  $  3,409  $  4,151  $  5,140  $  5,922



* As of September 30, 1994, 100% of restructured loans are performing in compliance with modified terms of their restructuring.









                   WESTBANK CORPORATION AND SUBSIDIARIES
                        QUARTERLY AVERAGE BALANCES
                    INTEREST EARNED - INTEREST EXPENSE

                     (RATES ON A TAX EQUIVALENT BASIS)

(Dollar amounts in thousands)


                              FOR THE QUARTER ENDED      FOR THE QUARTER ENDED
                                  SEPTEMBER 30,                SEPTEMBER 30,
                                      1994                         1993
ASSETS                     Balance  Interest    Rate  Balance   Interest   Rate

Federal funds sold and
  temporary investments    $  7,376  $    77    4.18% $  5,397  $    41    3.04%
Securities                   30,370      474    6.24    32,840      499    6.08
Loans/Leases                183,649    3,779    8.23   170,024    3,654    8.60

Total earning assets       $221,395  $ 4,330    7.81  $208,261  $ 4,194    8.05

Loan/Lease loss allowance    (3,917)                    (3,447)
All other assets             19,963                     22,484

TOTAL ASSETS               $237,441                   $227,298



LIABILITIES AND EQUITY

Interest bearing deposits  $180,574  $ 1,563    3.46  $175,366  $ 1,551    3.54
Borrowed funds                5,403       39    2.89     7,988       61    3.05
Total interest bearing
   liabilities              185,977  $ 1,602    3.45   183,354  $ 1,612    3.52

Interest rate spread                            4.36%                      4.53%

Demand deposits              35,808                     30,735
Other liabilities               728                        607
Shareholders' equity         14,928                     12,602

TOTAL LIABILITIES
  AND EQUITY               $237,441                   $227,298


Net interest income                  $ 2,728                    $ 2,582

Interest Earned/Earning Assets                  7.81%                      8.05%

Interest Expense/Earning Assets                 2.89                       3.10

Net Yield on Earning Assets                     4.92%                      4.95%

Deduct - Tax Equivalent Adjustment         8                          5


NET INTEREST INCOME                  $ 2,720                    $ 2,577












                      WESTBANK CORPORATION AND SUBSIDIARIES
                          YEAR TO DATE AVERAGE BALANCES
                        INTEREST EARNED - INTEREST EXPENSE

                        (RATES ON A TAX EQUIVALENT BASIS)

(Dollar amounts in thousands)


                               NINE MONTHS ENDED              NINE MONTHS ENDED
                                 SEPTEMBER 30,                  SEPTEMBER 30,
                                      1994                           1993
ASSETS                     Balance  Interest   Rate     Balance   Interest Rate

Federal Funds sold and
 temporary investments    $  4,738  $   138   3.88%     $  5,568  $   124  2.97%
Securities                  29,313    1,370   6.23        31,207    1,421  6.07
Loans/Leases               180,202   10,940   8.09       171,603   11,274  8.76

Total earning assets       214,253  $12,448   7.75       208,378  $12,819  8.19

Loan/Lease loss allowance   (3,637)                      ( 3,492)
All other assets            19,780                        23,779

TOTAL ASSETS              $230,396                      $228,665


LIABILITIES AND EQUITY

Interest bearing deposits $173,683  $ 4,361   3.35      $178,498  $ 5,098  3.81
Borrowed funds               7,155      143   2.66         8,608      196  3.04
Total interest bearing
   liabilities             180,838  $ 4,504   3.32       187,106  $ 5,294  3.77

Interest rate spread                          4.43%                        4.42%

Demand deposits             34,488                        28,798
Other liabilities              637                           663
Shareholders' equity        14,433                        12,098


TOTAL LIABILITIES
  AND EQUITY              $230,396                      $228,665


Net Interest Income                 $ 7,944                       $ 7,525

Interest Earned/Earning Assets                7.75%                        8.19%

Interest Expense/Earning Assets               2.80                         3.38

Net Yield on Earning Assets                   4.95%                        4.81%


Deduct - Tax Equivalent Adjustment       19                            18


NET INTEREST INCOME                $  7,925                       $ 7,507















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








                                  WESTBANK CORPORATION






Date:  November 8, 1994
                                  Donald R. Chase
                                  President and Chief Executive Officer









Date:  November 8, 1994
                                  John M. Lilly
                                  Treasurer and Chief Financial Officer