Form 10-Q/A
period 1994-09-30
WESTBANK CORP
filed 1994-11-08
CIK 742070

[ARTICLE] 9
[CIK] 0000742070
[NAME] WESTBANK CORPORATION
[MULTIPLIER] 1000

[PERIOD-TYPE]                   9-MOS
[FISCAL-YEAR-END]                          DEC-31-1994
[PERIOD-START]                             JAN-01-1994
[PERIOD-END]                               SEP-30-1994
[CASH]                                          11,593
[INT-BEARING-DEPOSITS]                             369
[FED-FUNDS-SOLD]                                 2,800
[TRADING-ASSETS]                                     0
[INVESTMENTS-HELD-FOR-SALE]                     14,634
[INVESTMENTS-CARRYING]                          22,512
[INVESTMENTS-MARKET]                            22,087
[LOANS]                                        183,940
[ALLOWANCE]                                      3,169
[TOTAL-ASSETS]                                 242,594
[DEPOSITS]                                     221,131
[SHORT-TERM]                                     5,553
[LIABILITIES-OTHER]                                560
[LONG-TERM]                                          0
[COMMON]                                        15,350
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                           0
[TOTAL-LIABILITIES-AND-EQUITY]                 242,594
[INTEREST-LOAN]                                 10,921
[INTEREST-INVEST]                                1,370
[INTEREST-OTHER]                                   138
[INTEREST-TOTAL]                                12,429
[INTEREST-DEPOSIT]                               4,361
[INTEREST-EXPENSE]                               4,504
[INTEREST-INCOME-NET]                            7,925
[LOAN-LOSSES]                                      931
[SECURITIES-GAINS]                                 151
[EXPENSE-OTHER]                                  6,957
[INCOME-PRETAX]                                  1,996
[INCOME-PRE-EXTRAORDINARY]                           0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                     2,111
[EPS-PRIMARY]                                      .66
[EPS-DILUTED]                                      .66
[YIELD-ACTUAL]                                       5
[LOANS-NON]                                      5,367
[LOANS-PAST]                                       122
[LOANS-TROUBLED]                                   452
[LOANS-PROBLEM]                                  5,941
[ALLOWANCE-OPEN]                                 3,472
[CHARGE-OFFS]                                    1,437
[RECOVERIES]                                       203
[ALLOWANCE-CLOSE]                                3,169
[ALLOWANCE-DOMESTIC]                             3,169
[ALLOWANCE-FOREIGN]                                  0
[ALLOWANCE-UNALLOCATED]                              0

Signature            John M. Lilly
                     Treasurer and Chief Financial Officer
