Form 10-K
WESTBANK CORP
filed 1995-03-31
CIK 742070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D. C.  20549

                              FORM 10-K

[mark one]   [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                        OR

            [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         Commission File Number 0-12784


                               WESTBANK CORPORATION

     Massachusetts                               04-2830731
    (State of Incorporation)          (I.R.S. Employer Identification Number)

225 Park Avenue, West Springfield, Massachusetts                  01090-0149
       (Address of principal executive office)                    (Zip Code)

                                  (413) 747-1400
                               (Telephone Number)

           Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
              Title of each class               on which registered

                   NONE                                   NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          Common stock, $2.00 Par Value
                        Preferred stock, $5.00 Par Value
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                                Yes   X   No

    Based on the closing sales price on March 3, 1995 the aggregate market value of the voting stock held by nonaffiliates of the registrant was $22,096,690.

    The number of shares outstanding of the registrants common stock, $2.00 par value was 3,156,670 on March 3, 1995.

    Portions of the Annual Report to Stockholders for the year ended December 31, 1994 are incorporated by reference into Parts
I and II.

    Portions of the Proxy Statement issued by the Corporation in connection with the Annual Meeting to be held on April 19, 1995 are incorporated by reference into Part III.

                           WESTBANK CORPORATION


                            INDEX TO FORM 10-K


PART I

Item 1    Business                                                    I - 1

Item 2    Properties                                                  I - 2

Item 3    Legal Proceedings                                           I - 2

Item 4    Submission of Matters to a vote of Security Holders         I - 2


PART II

Item 5    Market Price of the Corporation's Common Stock and
            Related Security Holder Matters                          II - 1

Item 6    Selected Financial Data                                    II - 1

Item 7    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      II - 1

Item 8    Financial Statements and Supplementary Data                II - 1

Item 9    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                      II - 1


PART III

Item 10   Directors and Executive Officers of the Registrant        III - 1

Item 11   Executive Compensation                                    III - 1

Item 12   Security Ownership of Certain Beneficial Owners and
            Management                                              III - 1

Item 13   Certain Relationships and Related Transactions            III - 1


PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports
            on Form 8-K                                              IV - 1

          Signatures                                                 IV - 2

          Exhibit Index                                              IV - 3



              WESTBANK CORPORATION, WEST SPRINGFIELD, MASSACHUSETTS


                                  PART I


ITEM 1 - BUSINESS

     Reference is made to Page 5 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1994, wherein this subject is covered.


STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

     The following statistical tables and accompanying text provide required financial data about the Corporation and should be read in conjunction with the consolidated financial statements and related notes, appearing in the 1994 Annual Report to Stockholders and is incorporated herein by reference thereto:
                                                                Page of
                                                             Annual Report

  I -   Distribution of Assets, Liabilities and Stockholders'
        Equity:  Interest Rates and Interest Differential           9

        Rate/Volume Analysis of Interest Margin on
        Earning Assets                                             10

  II -  Investment Portfolio                            11, 26-28, 34


  III - Loan Portfolio                                 12, 28, 29, 34

         a. Types of Loans                                         12

         b. Maturities and Sensitivity to Changes in
            Interest Rates                                   8 and 12

         c. Nonperforming Loans/Assets                      14 and 15


  IV -  Summary of Loan Loss Experience                     13 and 14


  V -   Deposits                                           15, 30, 34


  VI -  Return on Equity and Assets                                15


  VII - Short Term Borrowing                                15 and 30











                                   I - 1


ITEM 2 - PROPERTIES

     The Corporation's principal banking subsidiary, Park West Bank and Trust Company ("Park West") operates eight banking offices located as follows:




LOCATION                                   OWNED   LEASED    TOTAL


Agawam (Feeding Hills)                                 1         1
Chicopee                                     1                   1
East Longmeadow                              1                   1
Holyoke                                      1                   1
West Springfield                             2         1         3
Westfield                                              1         1
                                             5         3         8



     All general banking offices except the one in Holyoke have drive-in facilities. Twenty-four hour automated teller machines are located in the three West Springfield branches, one each in Agawam, Chicopee, East Longmeadow and Westfield.

     Title to the properties described as owned in the foregoing table is held by the Bank with warranty deed with no material encumbrances. Park West owns, with no material encumbrances, land adjacent to the main office which is available for parking, and also through a subsidiary, owns one other property consisting of land, also used as a parking lot adjacent to the main office. The Bank also owns the property on which its former Operations Center was located and is presently leased. In addition, the Bank holds other real estate as a result of foreclosure proceedings.

     All of the property described as leased in the foregoing table is leased directly from independent parties. Management considers the terms and conditions of each of the existing leases to be in the aggregate favorable to the Bank.


ITEM 3 - LEGAL PROCEEDINGS

     Certain litigation is pending against the Corporation and the Bank. Management, after consultation with legal counsel, does not anticipate that any liability arising out of such litigation will have a material effect on the Corporation's Financial Statements.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


                                   NONE












                                   I - 2



                                  PART II


ITEM 5 - MARKET FOR CORPORATION'S COMMON STOCK AND RELATED SECURITY HOLDER
MATTERS

     Reference is made to the inside back cover of the Corporation's Annual Report to Stockholders for the year ended December 31, 1994, wherein this subject is covered.


ITEM 6 - SELECTED FINANCIAL DATA

     Reference is made to page 6 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1994, wherein this subject is covered.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to pages 7 through 18 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1994, wherein this subject is covered.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to pages 20 through 35 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1994, wherein this subject is covered.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                   NONE
























                                  II - 1



                                 PART III



ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION


     Reference is made to pages 3 through 6, of the Corporation's Proxy Statement to Stockholders for the 1994 Annual Meeting scheduled for April 19, 1995, wherein this subject is covered.




ITEM 11 - EXECUTIVE COMPENSATION


     References is made to pages 8 through 11, of the Corporation's Proxy Statement to Stockholders for the 1994 Annual Meeting scheduled for April 19, 1995, wherein this subject is covered.




ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     Reference is made to pages 6 and 7, of the Corporation's Proxy Statement to Stockholders for the 1994 Annual Meeting scheduled for April 19, 1995, wherein this subject is covered.




ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     Reference is made to pages 6 through 12, of the Corporation's Proxy Statement to Stockholders for the 1994 Annual Meeting scheduled for April 19, 1995, wherein this subject is covered under the caption "Beneficial Ownership of Stock and Executive Compensation - Miscellaneous".




                                 III - 1






                                  PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following documents are filed as a part of this report:

     1.  Financial Statements

          The following financial statements are incorporated in this Annual Report on Form 10-K by reference to the Corporation's Annual Report to Stockholders for the year ended December 31, 1994:

                           WESTBANK CORPORATION
                                                                    Page of
                                                                    Annual
                                                                    Report


Independent Auditors' Reports                                            19
Consolidated Balance Sheets at December 31, 1994 and 1993                20
Consolidated Statements of Income for the years ended
    December 31, 1994, 1993 and 1992                                     21
Consolidated Statement of Stockholders' Equity from January 1, 1992,
    to December 31, 1994                                                 22
Consolidated Statements of Cash Flows for the years ended
    December 31, 1994, 1993 and 1992                                     23
Notes to Consolidated Financial Statements                          24 - 35




A current report on Form 8-K Reporting other Events was filed by the Registrant on:

                                  NONE


     2.  Financial Statement Schedules

         Financial Statement Schedules are omitted because they are inapplicable or not required.

     3.  Exhibits

     See accompanying Exhibit Index.


                                  IV - 1









                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  WESTBANK CORPORATION


                        By:
                                                  Donald R. Chase, President
                                                  and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                          Title                       Date


Donald R. Chase         President and Chief	             			  March 24, 1995
                        Executive Officer and Director

Alfred C. Whitaker      Chairman of the Board			              March 24, 1995
                        and Director

John M. Lilly           Treasurer and Chief Financial	        March 24, 1995
                        Officer

Roland O. Archambault   Director                              March 24, 1995

Mark A. Beauregard      Director                              March 24, 1995

David R. Chamberland    Director                              March 24, 1995

John E. Fitzgerald      Director                              March 24, 1995

Leroy F. Jarrett        Vice Chairman of the Board		          March 24, 1995
                        and Director

Ernest N. Laflamme, Jr. Director						                        March 24, 1995

Russell Mawdsley        Director                              March 24, 1995

Paul J. McKenna         Director                              March 24, 1995

Robert J. Perlak        Corporate Clerk and Director          March 24, 1995

James E. Tremble        Director                              March 24, 1995




                                  IV - 2








                               EXHIBIT INDEX

                                                                   Page No.


3.        Articles of Organization, as amended                       **

          (a)  Articles of Organization, as amended                   *

          (b)  By-Laws, as amended                                    *

10.1      Employment Contract dated October 1, 1986, between
          William A. Franks, Jr. and Westbank Corporation           ***

10.12     Termination Agreement dated February 20, 1987, between
          Donald R. Chase and Park West Bank and Trust Company      ***

10.14     Termination Agreement dated February 20, 1987, between
          Stanley F. Osowski and CCB, Inc.                          ***

10.15     1985 Incentive Stock Option Plan for Key Employees          *

13.       1994 Annual Report to Stockholders        ARS (IFC, 1-36, IBC)

21.       Subsidiaries of Registrant

27.       Article 9 - Financial Data Schedule


* Incorporated by reference to identically numbered exhibits contained in Registrant's Annual Report on Form 10-K for the year ended December 31, 1988

**   Incorporated by reference to identically numbered exhibits contained in
Registrant's Annual Report on Form 10-K for the year ended December 31, 1987

*** Incorporated by reference to identically numbered exhibits contained in Registrant's Annual Report on Form 10-K for the year ended December 31, 1986










                                  IV - 3