Form 10-Q
period 1995-03-31
WESTBANK CORP
filed 1995-05-08
CIK 742070

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

               For the quarterly period ended March 31, 1995


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

                              YES  X  NO


          Common stock, par value $2 per share: 3,160,768 shares outstanding as of April 30, 1995.

                   WESTBANK CORPORATION AND SUBSIDIARIES

                                   INDEX

                      PART I - FINANCIAL INFORMATION

                                                                     Page

Financial Statements

     Condensed Consolidated Balance Sheets                                3

          Condensed Consolidated Statements of Income                     4

          Condensed Consolidated Statements of Stockholders' Equity       5

          Condensed Consolidated Statements of Cash Flows                 6

          Notes to Condensed Consolidated Financial Statements          7-9

Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                             9-15


                        PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings                                               16

ITEM 2.  Changes in Rights of Securities Holders                         16

ITEM 3.  Defaults by Company on its Senior Securities                    16

ITEM 4.  Results of Votes on Matters Submitted to a Vote
         of Security Holders                                             16

ITEM 5.  Other Information                                               16

ITEM 6.  Exhibits and Reports on Form 8-K                                16

Signatures                                                               17

                       WESTBANK CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                       MARCH 31, 1995 AND DECEMBER 31, 1994

(Dollar amounts in thousands)

ASSETS                                    March 31, 1995   December 31, 1994
Cash and due from banks:                  (Unaudited)
    Non-interest bearing                       $  10,461           $  10,425
    Interest bearing                                 302                 275
Federal Funds sold                                 1,200               1,000
Securities available for sale
  (Amortized cost of $12,121 in 1995 and
  $8,001 in 1994)                                 11,957               7,753
Securities held to maturity (approximate
  market value of $20,896 in 1995 and
  $20,631 in 1994)                                21,436              21,463
Mortgage-backed securities (approximate
  market value of $323 in 1995 and
  $327 in 1994)                                      319                 331
Loans                                $ 195,026           $ 196,002
   Allowance for loan losses            (2,740)             (3,325)
      Net-loans                                  192,286             192,677
Bank premises and equipment                        3,547               3,417
Other real estate owned (OREO) - net of
  allowance for losses of $231 in
  1995 and $231 in 1994                            1,540               1,552
Accrued interest receivable                        1,612               1,668
Deferred income tax receivable                     1,608               1,245
Refundable income tax                                  0                 103
Other assets                                       1,527               1,404
TOTAL ASSETS                                   $ 247,795           $ 243,313

LIABILITIES STOCKHOLDERS' AND EQUITY
Deposits
    Non-interest bearing                       $  37,102           $  40,399
    Interest bearing                             185,575             178,164
         Total Deposits                          222,677             218,563
Borrowed funds                                     8,037               8,625
Accrued interest payable                             256                 240
Other liabilities                                    671                 541
         Total Liabilities                       231,641             227,969
Stockholders' Equity:
    Preferred stock - $5 par value                     0                   0
      Authorized    - 100,000 shares
      Issued        - none
    Common stock    - $2 par value
      Authorized    - 9,000,000 shares
      Issued        - 3,156,908 shares in 1995 and
                      3,138,167 shares in 1994     6,314               6,276
    Additional paid in capital                     6,903               6,877
    Retained earnings                              3,032               2,334
    Net unrealized loss on securities
    available for sale                               (95)               (143)
       Total Stockholders' Equity                 16,154              15,344

TOTAL LIABILITIES AND EQUITY                   $ 247,795           $ 243,313




      See accompanying notes to condensed consolidated financial statements.

                       WESTBANK CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

(Dollar amounts in thousands)
(Unaudited)

                                                          THREE MONTHS ENDED
                                                         03-31-95    03-31-94
Income:
  Interest and fees on loans                             $  4,239    $  3,516
  Interest on temporary investments                            32          14
  Interest and dividends on securities                        495         483

Total interest and dividend income                          4,766       4,013
Interest expense                                            1,926       1,406

Net interest income                                         2,840       2,607
Provision for loan losses                                     450         347

Interest income after provision for loan losses             2,390       2,260
Security gains                                                  0         150
Other non-interest income                                     512         596

Income before operating expenses                            2,902       3,006

Operating Expenses:
    Salaries and benefits                                     956         908
    Other real estate-provision for losses                     10         241
                     -operating expense                       120         104
    Other non-interest expense                                839         832
    Occupancy - net                                           187         185

Total operating expenses                                    2,112       2,270

Income before income taxes                                    790         736
Income taxes (benefit)                                        (65)       (180)

Net Income                                               $    855    $    916

Net income per share                                     $    .26    $    .29


Weighted average of common and
    common share equivalents                             3,234,625   3,195,513



      See accompanying notes to condensed consolidated financial statements.

                       WESTBANK CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
    FOR THE YEAR ENDED DECEMBER 31, 1994 AND THREE MONTHS ENDED MARCH 31, 1995

                                  (1995 Unaudited)

(Dollar amounts in thousands)

                                                                         NET UNREALIZED
                                                                         GAIN (LOSS) ON
                                  COMMON STOCK       ADDITIONAL          SECURITIES
                             NUMBER OF       PAR     PAID IN   RETAINED  AVAILABLE
                              SHARES        VALUE    CAPITAL   EARNINGS   FOR SALE      TOTAL
DECEMBER 31, 1993            3,125,506     $ 6,251   $ 6,861   $    159  $       -     $ 13,271

Net income                           -           -         -      2,175          -        2,175
Shares issued under stock
  option plan                    7,864          16         -          -          -           16

Shares issued under stock
  purchase plan                  4,797           9        16          -          -           25

Cumulative effect of implementing
  accounting standard for investments
  as of January 1, 1994              -           -         -          -        233          233
Unrealized loss on securities
  available for sale for
  the year                          -            -         -          -       (376)        (376)
Balance, December 31, 1994   3,138,167      $6,276    $6,877     $2,334      $(143)     $15,344

Cash Dividend Declared:
Amount Declaration Record  Paid
$0.05  1/10/95     1/20/95 1/25/95                                 (157)                   (157)

Shares issued under Dividend
  Reinvestment Plan             6,403           13        18                                 31

Shares issued under stock
  option plan                  10,342           21         2                                 23

Shares issued under stock
  purchase plan                 1,996            4         6                                 10

(Increase)/decrease in
  unrealized loss on
  Securities available
  for sale                                                                      48           48

Interim income for three months
  ended March 31, 1995                                              855                     855
BALANCE - MARCH 31, 1995    3,156,908       $6,314    $6,903     $3,032       $(95)     $16,154



      See accompanying notes to condensed consolidated financial statements.

                       WESTBANK CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                    (Unaudited)
(Dollar amounts in thousands)





                                                              03-31-95 03-31-94
Operating activities:
 Net income                                                     $ 855   $  916
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                     450      347
    Depreciation and amortization                                 120      156
    Provision for other real estate owned                          10      241
    Decrease in interest payable on deposits                       16      (77)
    (Increase) decrease in accrued interest receivable             56      (68)
    Realized gain on sale of securities                             0     (150)
    Realized (gain) loss on sale of other real estate owned         4        0
    Realized loss on sale of premises and equipment                 0        0
    Decrease (increase) in other assets                          (123)    (248)
    Increase (decrease) in other liabilities                      130      254
    Decrease (increase) in income taxes refundable                103       10
    Increase in deferred taxes                                   (363)    (400)
     Net cash provided by operating activities                  1,258      981
Investing activities:
  Investments and mortgage-backed securities:
   Held to maturity:
    Purchases                                                       0     (500)
    Proceeds from maturities                                       39      637
  Available for sale:
    Purchases                                                  (4,156)       0
    Proceeds from sales                                             0    4,936
    Proceeds from maturities                                        0        0
  Purchases of premises and equipment                            (250)     (64)
  Net (increase) decrease in loans                               (131)  (3,193)
  Proceeds from sale of other real estate owned                    70      971
     Net cash provided by (used in) investing activities       (4,428)   2,787
Financing activities:
  Net increase (decrease) in borrowings                          (588)  (5,039)
  Net increase (decrease) in deposits                           4,114    2,133
  Proceeds from exercise of stock options and
    stock purchase plan                                            64        7
  Dividends paid                                                 (157)       0
     Net cash used by financing activities                      3,433   (2,899)
Increase (decrease) in cash and cash equivalents                  263      869
Cash and cash equivalents at beginning of year                 11,700   12,974
Cash and cash equivalents at end of year                      $11,963  $13,843
Cash paid during the year:
  Interest on deposits and other borrowings                     1,970      533
  Income taxes                                                      0      210
  Transfers of loans to other real estate owned                   205      223
  Sales of other real estate owned financed by the bank           134      630



                  See notes to consolidated financial statements.

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


NOTE B - CURRENT OPERATING ENVIRONMENT

From March, 1992 until December 22, 1994 Park West had been operating under a Formal Order (the "Formal Order") with the Federal Deposit Insurance Corporation and the Commissioner of Banks for the Commonwealth of Massachusetts. On December 22, 1994, as a result of the improved financial condition of the Bank, the Formal Order was released. The Formal Order was replaced with a Memorandum of Understanding (the "Memorandum"). The Memorandum is an informal agreement with the Federal Deposit Insurance Corporation (the "FDIC") and the Commissioner of Banks for the Commonwealth of Massachusetts (the "Commissioner") requiring Park West, among other things, to maintain a leverage capital ratio of at least 6%, to develop a written plan of action to lessen its risk exposure to certain borrowers and to refrain from extending or renewing credit to any borrower who has a loan or extension of credit with Park West that has been charged off or classified, without first obtaining majority approval of Park West's Board of Directors. Park West must maintain the allowance for loan losses at a level commensurate to the risk in the loan portfolio. The Memorandum requires Park West to obtain approval from the FDIC and the Commissioner prior to paying or declaring a dividend. Finally, Park West is required to make quarterly reports to the FDIC and the Commissioner detailing the form and manner of action taken to secure compliance with the Memorandum.

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

Each capital category establishes different degrees of regulatory restrictions which can apply to a financial institution. As of March 31, 1995, Park West's capital was at a level that placed the Bank in the well capitalized category.

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

The weak economy and real estate market continues to impair the financial results of the Corporation. Despite these weaknesses the Corporation has managed significant improvements in the level of non-performing assets. As a result of the continued aggressive management of problem loans and an on-going expense reduction program, the Board of Directors and management believe the Corporation is positioned to sustain compliance with the Memorandum as well as the requirements of FDICIA.

NOTE C - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for the first quarter ended March 31, 1995 and 1994 have been prepared in accordance with generally accepted accounting principles for interim information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995, are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.

For further information, please refer to the Consolidated Financial Statements and footnotes thereto included in the Westbank
Corporation's Annual Report on Form 10-K for the year ended December
31, 1994.


NOTE D - CHANGE IN ACCOUNTING

The Bank adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS No.
114) on January 1, 1995. This statement addresses the accounting by creditors for impairment of certain loans. It is applicable to all creditors and to all loans, uncollateralized as well as collateralized except large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, leases and debt securities. It applies to all loans that are restructured in a troubled debt restructuring involving a modification of terms. SFAS No. 114 requires that impaired loans that are within the scope of the statement be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

The adoption of this Statement did not have a material impact on the Bank's financial condition or results of its operations; however, certain amounts in the 1994 financial statements were reclassified to conform to the 1995 presentation.


NOTE E - NET INCOME PER SHARE

Earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding and common stock equivalent shares arising from unexercised stock options. The weighted average of common and common stock equivalents for the periods ended March 31, 1995 and 1994, amounted to 3,234,625 and 3,195,513 shares, respectively.


NOTE F - COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, there are outstanding commitments and contingent liabilities, such as, standby letters of credit and commitments to extend credit. As of March 31, 1995 standby letters of credit amounted to $961,000 and loan commitments were $23,072,000 and unused balances available on home equity lines of credit were $7,876,000.

Trust Assets - Property with a book value of $92,158,000 at March
31, 1995 held for customers by a subsidiary in a fiduciary or agency capacity, is not included in the accompanying Balance Sheet since such items are not assets of the Bank.

NOTE G - STOCKHOLDERS' EQUITY

The FDIC imposes leverage capital ratio requirements for state non-member Banks. The Bank's leverage capital ratio as of March 31, 1995 and December 31, 1994 was 6.54% and 6.36%, respectively.

In addition, the FDIC has established risk-based capital requirements for insured institutions of, Tier 1 risk-based capital of 4.00% and total risk-based capital of 8.00%. The Bank's risk-based capital at March 31, 1995, for Tier 1 was 8.98% and total risk-based capital was 10.23%.

As discussed in NOTE B, on December 22, 1994, in conjunction with an examination by the Commissioner the Formal Order was eliminated and replaced with a Memorandum of Understanding. The Memorandum requires, among other items: park West's Tier 1 capital to total asset ratio remain at or above 6%; Park West to submit written plans to further reduce classified assets; the Bank to review and/or revise its Asset/Liability Management Policy; and not declare or pay any dividends without prior approval by FDIC and the Commissioner. Park West management believes that the Bank will be able to comply with all of the terms of the Memorandum.

Under the Memorandum, the Corporation is prohibited from paying dividends without the prior approval of the FDIC and the Massachusetts Commissioner of Banks.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Total consolidated assets amounted to $247,795,000 on March 31, 1995, compared to $243,313,000 on December 31, 1994. As of March
31, 1995 and March 31, 1994 earning assets amounted to, respectively, $230,500,000, or 93% of total assets, and $209,669,000, or 92% of total assets.

For the quarter ended March 31, 1995, net income totaled $855,000 compared to $916,000 for the three month period ended March 31, 1994. Included in the results of the current quarter is a $65,000 tax benefit which is the result of a decrease in the valuation reserve pertaining to deferred tax assets, offset by the provision for current taxes.

Net income for the quarter ended March 31, 1994 reflects a tax benefit of $180,000 as a result of a decrease in the valuation reserve pertaining to deferred tax assets, offset by the provision for current taxes.

An overall increase in interest income and interest expense reflects an increase in volume and interest rates on earning assets, and interest bearing deposits. Further analysis is provided in sections on net interest revenue and supporting schedules. An increase has been reflected in the provision for loan losses in the current quarter with $450,000 being provided compared to $347,000 in the 1994 quarter. Decreases are noted in other real estate provisions and operating expenses. This expense totalled $130,000 for the current quarter compared with $345,000 a year ago, a decrease of $215,000.

Loans and leases written-off against the allowance for loan/lease losses after recoveries amounted to $1,035,000 in the current quarter compared to $386,000 during the quarter ended December 31, 1994.

After giving effect to the actions described above, the allowance for loan/lease losses at March 31, 1995, totalled $2,740,000 or 1.40% of total loans/leases as compared to $3,325,000 or 1.70% at December 31, 1994.

Non-performing past due loans/leases at March 31, 1995, aggregated $4,364,000 or 2.24% of total loan/leases compared to $5,883,000 or 3.00% at December 31, 1994. The percentage of non-performing and past due loan/leases compared to total assets on those same dates, respectively amounted to 1.76%, and 2.42%.

Other real estate owned-net, amounted to $1,540,000 at March 31, 1995, compared to $1,552,000 at December 31, 1994. The percentage as compared to total assets on those same dates respectively amounted to 0.62%, and 0.64%.

Management has made every effort to recognize all circumstances known at this time which could affect the collectibility of loan/leases and has reflected these in deciding as to the provision for loan/lease losses, the writing down of other real estate owned and impaired loans to fair value, the charge-off of loans/leases and the balance in the allowance for losses. Management deems that the provision for the quarter, and the balance in the allowance for loan/lease losses, are adequate based on results provided by the grading system and circumstances known at this time.


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


                                                        QUARTER ENDED

(Dollar amounts in thousands)                      03-31-95        03-31-94

    Interest revenue                               $ 4,766         $ 4,013
    Interest expense                                 1,926           1,406
    Net interest income                              2,840           2,607
    Tax equivalent adjustment                            8               6
    Net interest income (taxable equivalent)       $ 2,848         $ 2,613


INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS

(Dollar amounts in thousands)                           QUARTER ENDED
                                                03-31-95          03-31-94
(Taxable Equivalent)                         Average            Average
                                             Balance  Rate      Balance  Rate

Earning Assets                              $228,952  8.34%    $208,399  7.72%
Interest-bearing
  liabilities                                190,707  4.04      176,329  3.19
Interest rate spread                                  4.30               4.53

Interest-free
  resources used to
  fund earning assets                         38,245             32,070
Total Sources of Funds                      $228,952  3.36     $208,399  2.70

Net Yield on Earning Assets                           4.98%              5.02%

CHANGES IN NET INTEREST EARNED

(Dollar amounts in thousands)

                                                     QUARTER ENDED 03-31-95

(Taxable Equivalent)                                         O V E R
                                                     QUARTER ENDED 03-31-94
                                                          CHANGE DUE TO
Interest Earned                                    VOLUME     RATE     TOTAL
Loans/leases                                      $   415   $   310   $   725
Securities                                             11         1        12
Federal funds                                           2        16        18

Total Interest Earned                                 428       327       755

Interest Expense
Interest bearing deposits                             132       352       484
Other borrowed funds                                   (7)       43        36


Total Interest Expense                                125       395       520


Net Interest Earned                               $   303   $   (68)  $   235




Net interest earned on a taxable equivalent basis increased to $2,848,000 in the first quarter of 1995, up $235,000 as compared with the comparable period of 1994, or 9%.

Average earning assets increased by $20,553,000 during the first quarter of 1995. The average earning base was $228,952,000 compared to $208,399,000 in the same period last year.


OPERATING EXPENSES

The components of total operating expenses for the periods and their percentage of gross income are as follows:

                                           QUARTER ENDED
(Dollar amounts in thousands)        03-31-95         03-31-94
                                  Amount Percent   Amount Percent
Salaries and benefits             $ 956   18.11%   $ 908   19.08%
Other Real Estate - expenses        130    2.46      345    7.25
Other non-interest expense          839   15.90      832   17.48
Occupancy - net                     187    3.55      185    3.89
Total Operating Expenses         $2,112   40.02%  $2,270   47.70%

COMPONENTS OF CAPITAL
(Dollar amounts in thousands)
                                            March 31, 1995   December 31, 1994
 Stockholders' Equity:
  Common Stock                                  $ 6,314           $ 6,276
  Additional paid-in capital                      6,903             6,877
  Retained earnings                               3,032             2,334
  Net unrealized gain/(loss) on securities
    available for sale                              (95)             (143)
Total Stockholders' Equity                      $16,154           $15,344

Ratio of "Tier 1" leverage capital
  to total assets at end of period                6.52%              6.31%

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

The following are the Corporation's risk-based capital ratios at March 31, 1995:

           Tier 1 Capital (minimum required 4.00%)    8.90%
           Tier 2 Capital (minimum required 8.00%)   10.15%

Under the Memorandum, the Corporation is prohibited from paying dividends without the prior approval of the FDIC and the Massachusetts Commissioner of Banks.


INTEREST RATE SENSITIVITY

The following table sets forth the distribution of the repricing of the Corporation's earning assets and interest bearing liabilities as of March 31, 1995.

(Dollar amounts in thousands)

                                  Over Three     Over One
                   Three Months    Months to     Year to        Over
                     or Less        One Year    Five Years   Five Years     Total
Earning Assets     $  68,654      $  48,979     $  73,805    $  38,802    $230,240
Interest Bearing
  Liabilities         69,487         55,919        68,199       37,109     230,714
Interest Rate
  Sensitivity Gap  $    (833)     $  (6,940)    $   5,606    $   1,693     $  (474)



Cumulative Interest
  Rate
  Sensitivity Gap  $    (833)     $  (7,773)    $  (2,167)   $    (474)


Interest Rate
  Sensitivity
  Gap Ratio            (0.36)%        (3.01)%        2.43%        0.74%


Cumulative Interest
  Rate Sensitivity
  Gap Ratio            (0.36)%        (3.37)%        0.94%       (0.20)%

LIQUIDITY

Cash and due from banks, federal funds sold, investment securities, mortgage- backed securities and loans available for sale, as compared to deposits and short term liabilities, are used by the Corporation to compute its liquidity on a daily basis. At March 31, 1995, the Corporation's ratio of such assets to total deposits and borrowed funds was 26.16%.


PROVISION AND ALLOWANCE FOR LOAN/LEASE LOSSES

(Dollar amounts in thousands)                     QUARTER ENDED
                                                03-31-95  03-31-94
Balance at beginning of period                  $ 3,325   $ 3,472
Provision charged to expense                        450       347
                                                  3,775     3,819
Less-Charge-offs:
    Loans secured by real estate                    791       267
    Construction/land development                     0         0
    Commercial and industrial loans                 204       128
    Consumer loans                                   57         8
                                                  1,052       403

Add-Recoveries:
    Loans secured by real estate                      0         0
    Construction/land developing                      0         0
    Commercial and industrial loans                   2        42
    Consumer loans                                   13         4
    Lease financing receivables                       2         1
                                                     17        47

Net charge-offs                                   1,035       356
Balance at end of period                        $ 2,740   $ 3,463


Net Charge-offs to:
    Average loan/leases                             .53%      .20%
    Loans/leases at end of period                   .53%      .20%
    Allowance for loan/lease losses               31.64%    10.25%


Allowance for loan/lease losses
  as a percentage of:
    Average loan/leases                            1.40%     1.97%
    Loan/leases at end of period                   1.40%     1.92%


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

NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS

(Dollar amounts in thousands)

Non-Accrual Loans:               03-31-95  12-31-94   09-30-94  06-30-94  03-31-94
Loans secured by real estate     $  3,302  $  4,173   $  4,977  $  5,200  $  2,304
Construction/Land development          58        68          0        84        91
Commercial and Industrial Loans       357       570      1,132       483       466
Consumer Loans                         24        79         53        19         7

                                    3,741     4,890      6,162     5,786     2,868

Loans Contractually
 past due 90 days or more
 still accruing:
Loans secured by real estate          117       260         81       229       921
Construction/Land development           0         0          0         0        22
Commercial and Industrial Loans         0       216          5        49        16
Consumer Loans                          8        16         36        23        18
Lease financing receivables             0         0          0         0         7

                                      125       492        122       301       984

Restructured Loans                    498       501        452       456       614

Total non-accrual, past
 due and restructured
 loans                           $  4,364  $  5,883   $  6,736  $  6,543  $  4,469

Non-accrual, past due and
 restructured loans
 as a percentage of total
 loans                              2.24%     3.00%      3.65%     3.55%     2.48%


Allowance for loan
 losses as a percentage of
 non accrual, past due and
 restructured loans                62.79%    56.52%     47.04%    60.43%    77.49%


OTHER REAL ESTATE

Other real estate owned - net    $  1,540  $  1,552   $  1,659  $  2,107  $  2,360


                    WESTBANK CORPORATION AND SUBSIDIARIES
                       QUARTER TO DATE AVERAGE BALANCES
                      INTEREST EARNED - INTEREST EXPENSE
                      (RATES ON A TAX EQUIVALENT BASIS)


(Dollar amounts in thousands)

                               THREE MONTHS ENDED            THREE MONTHS ENDED
                                 March 31, 1995                 March 31, 1994
                          Balance    Interest   Rate     Balance   Interest   Rate
Federal Funds sold and
  temporary investments   $  2,266   $     32   5.65%    $  2,067  $     14    2.71%
Securities                  31,037        495   6.38       30,439       483    6.35
Loans/leases               195,649      4,247   8.68      175,893     3,522    8.01

Total earning assets       228,952   $  4,774   8.34      208,399  $  4,019    7.72

Loan/lease loss allowance   (3,260)                        (3,469)
All other assets            18,813                         19,342

TOTAL ASSETS              $244,505                       $224,272



LIABILITIES AND EQUITY

Interest bearing deposits $181,897   $  1,829   4.02     $166,627  $  1,345    3.23
Borrowed funds               8,810         97   4.40        9,702        61    2.51
Total interest bearing
   liabilities             190,707   $  1,926   4.04      176,329  $  1,406    3.19

Interest rate spread                            4.30%                          4.53%

Demand deposits             37,040                         33,290
Other liabilities              806                            713
Shareholders' equity        15,952                         13,940

TOTAL LIABILITIES
      AND EQUITY          $244,505                       $224,272


Net Interest Income                  $  2,848                      $  2,613

Interest Earned/Earning Assets                  8.34%                          7.72%

Interest Expense/Earning Assets                 3.36                           2.70

Net Yield on Earning Assets                     4.98%                          5.02%

Deduct - Tax Equivalent Adjustment          8                             6


NET INTEREST INCOME                  $  2,840                      $  2,607


                         PART II - OTHER INFORMATION



ITEM 1.   Legal Proceedings

             None



ITEM 2.   Changes in Rights of Securities Holders

             None



ITEM 3.   Defaults by Company on its Senior Securities

             None



ITEM 4.   Results of Votes on Matters Submitted to a Vote of Security Holders

             None



ITEM 5.   Other Information

             None



ITEM 6.   Exhibits and Reports on Form 8

 The Corporation filed a report on Form 8-K on March 31, 1995 reporting the discovery of an alleged defalcation by a former employee of the Corporation.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.








                                                 WESTBANK CORPORATION






Date:   May 8, 1995               Donald R. Chase
                                  President and Chief Executive Officer









Date:   May 8, 1995               John M. Lilly, Treasurer and
                                  Chief Financial Officer