Form 10-Q
period 1995-06-30
WESTBANK CORP
filed 1995-08-11
CIK 742070

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

               For the quarterly period ended June 30, 1995


                    Commission file number   0 - 12784

                           WESTBANK CORPORATION
          (Exact name of registrant as specified in its charter)


   Massachusetts                                            04 - 2830731
(State or other jurisdiction of inc. or org.)       (I.R.S. Employer I.D. No.)



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

                              YES  X  NO


          Common stock, par value $2 per share: 3,193,743 shares outstanding as of July 31, 1995.

                   WESTBANK CORPORATION AND SUBSIDIARIES

                                   INDEX

                      PART I - FINANCIAL INFORMATION

                                                                     Page

Financial Statements

     Condensed Consolidated Balance Sheets                                3

          Condensed Consolidated Statements of Income                     4

          Condensed Consolidated Statements of Stockholders' Equity       5

          Condensed Consolidated Statements of Cash Flows                 6

          Notes to Condensed Consolidated Financial Statements          7-9

Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                             9-16


                        PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings                                               17

ITEM 2.  Changes in Rights of Securities Holders                         17

ITEM 3.  Defaults by Company on its Senior Securities                    17

ITEM 4.  Results of Votes on Matters Submitted to a Vote
     of Security Holders                                                 17

ITEM 5.  Other Information                                               17

ITEM 6.  Exhibits and Reports on Form 8-K                                17

Signatures                                                               18

                       WESTBANK CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                        JUNE 30, 1995 AND DECEMBER 31, 1994

(Dollar amounts in thousands)

ASSETS                                                 June 30, 1995       December 31, 1994
Cash and due from banks:                                (Unaudited)
    Non-interest bearing                                  $  11,807           $  10,425
    Interest bearing                                             19                 275
Federal Funds sold                                            5,500               1,000
Total cash and cash equivalents                              17,326              11,700
Securities available for sale
  (Amortized cost of $17,057 in 1995 and
  $8,001 in 1994)                                            17,209               7,753
Securities held to maturity (approximate
  market value of $20,510 in 1995 and
  $20,631 in 1994)                                           20,486              21,463
Mortgage-backed securities (approximate
  market value of $321 in 1995 and $327 in 1994)                309                 331
Loans                                             $ 195,580           $ 196,002
   Allowance for loan losses                         (3,005)             (3,325)
      Net-loans                                             192,575             192,677
Bank premises and equipment                                   3,538               3,417
Other real estate owned (OREO) - net of
  allowance for losses of $36 in
  1995 and $231 in 1994                                       1,775               1,552
Accrued interest receivable                                   1,707               1,668
Deferred income taxes                                         1,506               1,245
Other assets                                                  1,567               1,507
TOTAL ASSETS                                              $ 257,998           $ 243,313

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
    Non-interest bearing                                  $  39,985           $  40,399
    Interest bearing                                        193,340             178,164
         Total Deposits                                     233,325             218,563
Borrowed funds                                                6,329               8,625
Accrued interest payable                                        289                 240
Other liabilities                                             1,216                 541
         Total Liabilities                                  241,159             227,969
Stockholders' Equity:
    Preferred stock - $5 par value                                0                   0
      Authorized    - 100,000 shares
      Issued        - none
    Common stock    - $2 par value
      Authorized    - 9,000,000 shares
      Issued        - 3,178,278 shares in 1995 and
                      3,138,167 shares in 1994                6,356               6,276
    Additional paid in capital                                6,974               6,877
    Retained earnings                                         3,421               2,334
    Net unrealized gain/(loss) on securities available
      for sale                                                   88                (143)
       Total Stockholders' Equity                            16,839              15,344

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 257,998           $ 243,313



      See accompanying notes to condensed consolidated financial statements.

                       WESTBANK CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994

(Dollar amounts in thousands)
(Unaudited)
                                       QUARTER ENDED               SIX MONTHS ENDED
                                   06-30-95  06-30-94       06-30-95  06-30-94
Income:
  Interest and fees on loans            $ 4,460   $ 3,634        $ 8,699   $ 7,150
  Interest on temporary investments          80        47            112        61
  Interest and dividends on securities      579       413          1,074       896

Total interest and dividend income        5,119     4,094          9,885     8,107
Interest expense                          2,211     1,496          4,137     2,902

Net interest income                       2,908     2,598          5,748     5,205
Provision for loan losses                   350       365            800       712

Interest income after provision
  for loan losses                         2,558     2,233          4,948     4,493

Operating Income:
  Security gains                              0         0              0       150
  Other non-interest income                 523       658          1,035     1,254
Total Operating Income                      523       658          1,035     1,404

Operating Expenses:
  Salaries and benefits                     945       951          1,901     1,859
  Other real estate-provision for losses    100       185            110       426
                   -operating expenses       90       116            210       220
  Other non-interest expense                949       808          1,788     1,640
  Occupancy - net                           166       174            353       359

Total operating expenses                  2,250     2,234          4,362     4,504

Income before income taxes                  831       657          1,621     1,393
Income taxes (benefit)                      284       124            219       (56)

Net Income                              $   547   $   533        $ 1,402   $ 1,449

Net income per share                    $  0.17   $  0.17        $  0.43   $  0.45

Weighted average shares of common
  stock and common share
  equivalents                         3,253,803 3,202,174      3,238,007 3,197,527

      See accompanying notes to condensed consolidated financial statements.

                       WESTBANK CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
      FOR THE YEAR ENDED DECEMBER 31, 1994 AND SIX MONTHS ENDED JUNE 30, 1995

                                 (1995 Unaudited)

(Dollar amounts in thousands)
                                                                         NET UNREALIZED
                                                                         GAIN (LOSS) ON
                                  COMMON STOCK       ADDITIONAL          SECURITIES
                             NUMBER OF       PAR     PAID IN   RETAINED  AVAILABLE
                              SHARES        VALUE    CAPITAL   EARNINGS   FOR SALE      TOTAL
DECEMBER 31, 1993            3,125,506     $ 6,251   $ 6,861   $    159  $       -     $ 13,271

Net income                           -           -         -      2,175          -        2,175
Shares issued under stock
  option plan                    7,864          16         -          -          -           16

Shares issued under stock
  purchase plan                  4,797           9        16          -          -           25

Cumulative effect of implementing
  accounting standard for investments
  as of January 1, 1994              -           -         -          -        233          233
Unrealized loss on securities
  available for sale for
  the year                          -            -         -          -       (376)        (376)
Balance, December 31, 1994   3,138,167      $6,276    $6,877     $2,334      $(143)     $15,344

Net income for six months
  ended June 30, 1995                                             1,402                   1,402

Cash Dividend Declared:
Amount Declaration Record  Paid
$0.05  1/10/95     1/20/95 1/25/95                                 (157)                   (157)
$0.05  4/19/95     5/01/95 5/03/95                                 (158)                   (158)

Shares issued under Dividend
  Reinvestment Plan            15,626           31        53                                 84

Shares issued under stock
  option plan                  13,442           27         4                                 31

Shares issued under stock
  purchase plan                11,043           22        40                                 62

Unrealized gain on
  securities available
  for sale for the year                                                        231          231

BALANCE - JUNE 30, 1995     3,178,278       $6,356    $6,974     $3,421       $ 88      $16,839



      See accompanying notes to condensed consolidated financial statements.

                       WESTBANK CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                    (Unaudited)

(Dollar amounts in thousands)




                                                             Six Months Ended
                                                             06-30-95 06-30-94
Operating activities:
 Net income                                                   $ 1,402   $1,449
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                     800      712
    Depreciation and amortization                                 238      301
    Provision for other real estate owned                         110      426
    Increase in interest payable on deposits                       49      (38)
    (Increase) decrease in accrued interest receivable            (39)     (79)
    Realized gain on sale of securities                             0     (150)
    Realized (gain) loss on sale of other real estate owned        (2)       0
    Realized loss on sale of premises and equipment                15        0
    Decrease (increase) in other assets                          (163)      (8)
    Increase (decrease) in other liabilities                      119      124
    Decrease (increase) in income taxes refundable                103      (38)
    Increase in deferred taxes                                   (261)    (400)
    Increase in accrued income taxes                              556        0
     Net cash provided by operating activities                  2,927    2,299
Investing activities:
  Investments and mortgage-backed securities:
   Held to maturity:
    Purchases                                                  (1,500)  (1,250)
    Proceeds from maturities                                    2,500    1,432
  Available for sale:
    Purchases                                                  (9,971)    (250)
    Proceeds from sales                                             0    4,936
    Proceeds from maturities                                      794        0
  Purchases of premises and equipment                            (374)    (488)
  Net (increase) decrease in loans                             (1,409)  (4,761)
  Proceeds from sale of other real estate owned                   331    1,619
     Net cash provided by (used in) investing activities       (9,629)   1,238
Financing activities:
  Net increase (decrease) in borrowings                        (2,296)  (6,317)
  Net increase (decrease) in deposits                          14,762   17,540
  Proceeds from exercise of stock options and stock purchase plan 177       26
  Dividends paid                                                 (315)       0
     Net cash used by financing activities                     12,328   11,249
Increase (decrease) in cash and cash equivalents                5,626   12,310
Cash and cash equivalents at beginning of year                 11,700   12,974
Cash and cash equivalents at end of year                      $17,326  $25,284
Cash paid during the year:
  Interest on deposits and other borrowings                     4,088    2,939
  Income taxes                                                      0      270
  Transfers of loans to other real estate owned                   845      314
Sales of other real estate owned financed by the bank             134      742


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

Each capital category establishes different degrees of regulatory restrictions which can apply to a financial institution. As of June 30, 1995, Park West's capital was at a level that placed the Bank in the well capitalized category.

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

The weak economy and real estate market continues to impair the financial results of the Corporation. Despite these weaknesses the Corporation has managed significant improvements in the level of non-performing assets. As a result of the continued aggressive management of problem loans and an on-going expense containment program, the Board of Directors and management believe the Corporation is positioned to sustain compliance with the Memorandum as well as the requirements of FDICIA.

NOTE C - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for the second quarter ended June 30, 1995 and 1994 have been prepared in accordance with generally accepted accounting principles for interim information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1995, are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.

For further information, please refer to the Consolidated Financial Statements and footnotes thereto included in the Westbank
Corporation's Annual Report on Form 10-K for the year ended December
31, 1994.


NOTE D - CHANGES IN ACCOUNTING PRINCIPLES

On January 1, 1995 the Bank adopted Statement of Financial
Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting for Creditors for Impairment of a Loan - Income Recognition and
Disclosures".

SFAS No. 114 prescribes the methodology under which certain loans are to be measured for impairment. Generally, a loan is considered impaired when management believes it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. SFAS No. 118 amends SFAS No. 114 be eliminating certain income recognition provisions and by expanding the disclosure requirements. Adoption of these standards did not have a material effect on the Bank's financial condition or results of operations.

The Bank measures impairment of commercial loans by using the present value of expected future cash flows discounted at the loan's effective interest rate. Commercial real estate loans are generally measured based on the fair value of the underlying collateral. Smaller balance homogenous loans, including residential real estate and consumer loans, are collectively evaluated for impairment.


The Bank evaluates each impaired loan to determine the income recognition policy. Generally, income is recorded only on a cash basis for impaired loans. Interest income recognized in the first six months of 1995 on impaired loans was not significant.

At June 30, 1995, the recorded investment in impaired loans was $1,101,000, for which no specific allowance for loan losses was recorded. For the six months ended June 30, 1995, the average recorded investment in impaired loans was $1,526,000.

NOTE E - STOCKHOLDERS' EQUITY

The FDIC imposes leverage capital ratio requirements for state non-member Banks. The Bank's leverage capital ratio as of June 30, 1995 and December 31, 1994 was 6.60% and 6.36%, respectively.

In addition, the FDIC has established risk-based capital requirements for insured institutions of, Tier 1 risk-based capital of 4.00% and total risk-based capital of 8.00%. The Bank's risk-based capital at June 30, 1995, for Tier 1 was 9.05% and total risk-based capital was 10.30%.

As discussed in NOTE B, on December 22, 1994, in conjunction with an examination by the Commissioner the Formal Order was eliminated and replaced with a Memorandum of Understanding. Park West is presently in compliance with the Memorandum and management believes that the Bank will be able to comply with all of the terms of the Memorandum in the future.

Management is not aware of any regulatory recommendations which will have a material impact on the Corporation's liquidity, capital resources or results of operations.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Changes in Financial Condition -

Total consolidated assets amounted to $257,998,000 on June 30, 1995, compared to $243,313,000 on December 31, 1994. As of June 30, 1995 and June 30, 1994 earning assets amounted to, respectively, $239,103,000, or 93% of total assets, and $223,499,000, or 92% of total assets. Earning assets increased during the first six months of 1995 as a result of the origination of residential mortgages. During the first six months of 1995 the Corporation securitized approximately $10 million of residential mortgages into Mortgage-Backed Securities, which were placed into the Corporation's securities available for sale account. The increase in earning assets was funded through an increase in deposits of approximately $15 million.

Changes in results of Operations -

Operations reflect net income for the current quarter of $547,000 as compared to a net income of $533,000 for the same quarter during 1994. For the six month period ended June 30, 1995, net income totaled $1,402,000 compared to net income of $1,449,000 for the same period one year ago. An overall increase in interest income and interest expense reflects an increase in volume and interest rates on earning assets, and interest bearing deposits. Further analysis is provided in sections on net interest revenue and supporting schedules.

For the six months ended June 30, 1995 the Corporation recorded tax expense totaling $219,000 versus a benefit of $56,000 for the same period of 1994. The increase in tax expense for 1995 is the result of the Corporation's utilization of net operating loss carryforward in 1994.

Allowance for loan/lease losses and non-performing assets -

A slight decrease has been reflected in the provision for loan losses in the current quarter with $350,000 being provided compared to $365,000 in the 1994 quarter. For the six month period ended June 30, 1995 the provision for loan losses increased by $88,000 compared to the same period one year ago. The year to date increase in the provision for loan/lease losses is the result of managements review and analysis of the adequacy of the Corporation's allowance for loan and lease losses.

Loans and leases written-off against the allowance for loan/lease losses after recoveries amounted to $1,120,000 for the first six months of 1995 versus $230,000 for the same period of 1994. The increase in net charge-offs during the 1995 period is the result of the deterioration of two (2) loans secured by real estate for which the Corporation had provided for in the allowance for loan/lease losses in prior periods.

After giving effect to the actions described above, the allowance for loan/lease losses at June 30, 1995, totalled $3,005,000 or 1.54% of total loans/leases as compared to $3,325,000 or 1.70% at December 31, 1994.

Non-performing past due loans/leases at June 30, 1995, aggregated $3,873,000 or 1.98% of total loan/leases compared to $5,883,000 or 3.00% at December 31, 1994. The percentage of non-performing and past due loan/leases compared to total assets on those same dates, respectively amounted to 1.50%, and 2.42%.

The decline in non-performing loans/leases represents the resolution, charge-off and/or transfer to other real estate owned of problem loans during the six months ended June 30, 1995.


Other real estate owned declined during the six month period of 1995 by $332,000 compared to the same period of 1994, resulting in reduced other real estate provisions and operating expenses of $326,000 for the six months ended June 30, 1995 versus June 30, 1994.


Other real estate owned-net, amounted to $1,775,000 at June 30, 1995, compared to $1,552,000 at December 31, 1994. The percentage as compared to total assets on those same dates respectively amounted to 0.69%, and 0.64%.

Management has made every effort to recognize all circumstances known at this time which could affect the collectibility of loan/leases and has reflected these in deciding as to the provision for loan/lease losses, the writing down of other real estate owned and impaired loans to fair value and other loans (Watch List) monitored by management, the charge-off of loans/leases and the balance in the allowance for losses. Management deems that the provision for the quarter, and the balance in the allowance for loan/lease losses, are adequate based on results provided by the grading system and circumstances known at this time.

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


                                     QUARTER ENDED     SIX MONTHS ENDED
(Dollar amounts in thousands)      06-30-95 06-30-94  06-30-95   06-30-94
    Interest income                $ 5,119  $ 4,094   $ 9,885    $ 8,107
    Interest expense                 2,211    1,496     4,137      2,902
    Net interest income              2,908    2,598     5,748      5,205
    Tax equivalent adjustment            4        5         7         11
    Net interest income
     (taxable equivalent)          $ 2,912  $ 2,603   $ 5,755    $ 5,216

INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS

(Dollar amounts in thousands)
                          QUARTER ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                          1995             1994               1995           1994
(Taxable Equivalent)   Average           Average           Average         Average
                       Balance   Rate    Balance   Rate    Balance   Rate  Balance  Rate
Earning Assets        $236,920  8.65%   $213,428   7.68%   $232,936  8.49% $210,799 7.70%
Interest-bearing
  liabilities          197,319  4.48     180,208   3.32     194,013  4.26   178,269 3.26
Interest rate spread            4.17               4.36              4.23           4.44

Interest-free
  resources used to
  fund earning assets   39,601            33,220             38,923          32,530
Total Sources of Funds$236,920  3.73    $213,428   2.80    $232,936  3.55  $210,799 2.75

Net Yield on Earning Assets     4.92%              4.88%             4.94%          4.95%



CHANGES IN NET INTEREST INCOME

(Dollar amounts in thousands)


                            QUARTER ENDED JUNE 30, 1995     SIX MONTHS ENDED JUNE 30, 1995
(Taxable Equivalent)                 O V E R                          O V E R
                            QUARTER ENDED JUNE 30, 1994     SIX MONTHS ENDED JUNE 30, 1994

                                   CHANGE DUE TO                    CHANGE DUE TO

                            VOLUME      RATE       TOTAL    VOLUME       RATE      TOTAL

Interest Income:
Loans/leases               $   320    $  505      $  825    $  735      $ 810     $ 1,525
Securities                     125        41         166       136         42         178
Federal funds                    7        26          33         9         42          51

Total Interest Earned          452       572       1,024       880        894       1,774

Interest Expense:
Interest bearing deposits      158       543         701       290        895       1,185
Other Borrowed Funds            (2)       16          14        (9)        59          50

Total Interest Expense    $    156   $   559   $     715  $    281    $   954   $   1,235

Net Interest Income       $    296   $    13   $     309  $    599    $   (60)  $     539


Net interest earned on a taxable equivalent basis increased to $2,912,000 in the second quarter of 1995, up $309,000 as compared with the same period of 1994. Average earning assets increased during the second quarter of 1995. The average earning base was $236,920,000 compared to $213,428,000 in the same period last year, an increase of $23,492,000. For the six month period ended June 30, 1995, net interest earned on a tax equivalent basis increased to $5,755,000 up by $539,000 as compared with the comparable period of 1994 or 10%. Average earning assets increased by $22,137,000 or 10% and the net yield on earning assets decreased to 4.94% from 4.95% for the six month period ending June 30, 1995 compared to June 30, 1994.

OPERATING EXPENSES

The components of total operating expenses for the periods and their percentage of gross income are as follows:

(Dollar amounts in thousands)
                             QUARTER ENDED                 SIX MONTHS ENDED
                              6-30-95         6-30-94        6-30-95         6-30-94
                           Amount Percent  Amount Percent Amount Percent  Amount Percent
Salaries and benefits      $  945  16.75%  $  951  20.01% $1,901  17.41%  $1,859  19.55%
Other real estate
    - provision for losses    100   1.77      185   3.89     110   1.01      426   4.48
    - operating expense        90   1.60      116   2.44     210   1.92      220   2.31
Other non-interest expense    949  16.82      808  17.00   1,788  16.37    1,640  17.24
Occupancy - net               166   2.94      174   3.67     353   3.24      359   3.78
Total Operating Expenses   $2,250  39.88%  $2,234  47.01% $4,362  39.95   $4,504  47.36%

For the six month period operating expenses declined by approximately $142,000 primarily the result of reduced other real estate owned expenses due to the change in other real estate holdings as discussed in the non-performing asset section on page 9 and 10.


COMPONENTS OF CAPITAL

(Dollar amounts in thousands)
                                             June 30, 1995   December 31, 1994
 Stockholders' Equity:
  Common Stock                                  $ 6,356           $ 6,276
  Additional paid-in capital                      6,974             6,877
  Retained earnings                               3,421             2,334
  Net unrealized gain/(loss) on securities
    available for sale                               88              (143)
Total Stockholders' Equity                      $16,839           $15,344

Ratio of "Tier 1" leverage capital
  to total assets at end of period                6.53%              6.31%

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

The following are the Corporation's risk-based capital ratios at June 30, 1995:

           Tier 1 Capital (minimum required 4.00%)    9.05%
           Tier 2 Capital (minimum required 8.00%)   10.30%

Under the Memorandum, the Corporation is prohibited from paying dividends without the prior approval of the FDIC and the Massachusetts Commissioner of Banks.


LIQUIDITY

Cash and due from banks, federal funds sold, investment securities, mortgage-backed securities and loans available for sale, as compared to deposits and short term liabilities, are used by the Corporation to compute its liquidity on a daily basis. At June 30, 1995, the Corporation's ratio of such assets to total deposits and borrowed funds was 28.00%.

INTEREST RATE SENSITIVITY

The following table sets forth the distribution of the repricing of the Corporation's earning assets and interest bearing liabilities as of June 30, 1995.

(Dollar amounts in thousands)

                                  Over Three     Over One
                   Three Months    Months to     Year to        Over
                    or Less        One Year    Five Years   Five Years     Total
Earning Assets    $  77,383      $  51,658     $  71,724    $  38,338    $239,103
Interest Bearing
  Liabilities        67,653         54,362        77,654            0     199,669
Interest Rate
  Sensitivity Gap $   9,730      $  (2,704)    $  (5,930)   $  38,338    $ 39,434


Cumulative Interest
  Rate
  Sensitivity Gap $   9,730      $   7,026     $   1,096    $  39,434


Interest Rate
  Sensitivity
  Gap Ratio           4.07%         (1.13)%       (2.48)%      16.04%


Cumulative Interest
  Rate Sensitivity
  Gap Ratio           4.07%          2.94%         0.46%       16.50%


PROVISION AND ALLOWANCE FOR LOAN/LEASE LOSSES

(Dollar amounts in thousands)
                                        QUARTER ENDED      SIX MONTHS ENDED
                                      6-30-95   6-30-94   6-30-95   6-30-94
Balance at beginning of period        $ 2,740   $ 3,463   $ 3,325   $ 3,472
Provision charged to expense              350       365       800       712
                                      $ 3,090   $ 3,828   $ 4,125   $ 4,184
Less Charge-offs:
  Loans secured by real estate            105         0       896       267
  Commercial and industrial loans           0         0       204       128
  Consumer loans                           28        15        85        23
  Lease financing receivables               5         7         5         7
                                      $   138   $    22   $ 1,190   $   425
Add-Recoveries:
  Loans secured by real estate             10         7        10         7
  Commercial and industrial loans          39       136        41       178
  Consumer loans                            3         5        16         9
  Lease financing receivables               1         0         3         1
                                           53       148        70       195
Net charge-offs (recoveries)               85      (126)    1,120       230
Balance at end of period              $ 3,005   $ 3,954   $ 3,005   $ 3,954
Net Charge-offs (recoveries) to:
  Average loans/leases                    .04%     (.07%)     .57%     1.30%
  Loans/leases at end of period           .04%     (.07%)     .57%     1.30%
  Allowance for loan/lease losses        2.83%     3.19%    37.27%     5.82%

Allowance for loan/lease losses
  as a percentage of:
    Average loans/leases                 1.53%     2.18%     1.53%     2.22%
    Loans/leases at end of period        1.54%     2.17%     1.54%     2,17%

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







NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS

(Dollar amounts in thousands)

Non-Accrual Loans:               06-30-95  03-31-95   12-31-94  09-30-94  06-30-94
Loans secured by real estate     $  2,745  $  3,302   $  4,173  $  4,977  $  5,200
Construction/Land development          52        58         68         0        84
Commercial and Industrial Loans       299       357        570     1,132       483
Consumer Loans                         16        24         79        53        19
                                    3,112     3,741      4,890     6,162     5,786

Loans Contractually
 past due 90 days or more
 still accruing:
Loans secured by real estate          201       117        260        81       229
Commercial and Industrial Loans        50         0        216         5        49
Consumer Loans                         14         8         16        36        23
                                      265       125        492       122       301

Restructured Loans                    496       498        501       452       456

Total non-accrual, past
 due and restructured
 loans                           $  3,873  $  4,364   $  5,883  $  6,736  $  6,543

Non-accrual, past due and
 restructured loans
 as a percentage of total
 loans                              1.98%     2.24%      3.00%     3.65%     3.55%


Allowance for loan
 losses as a percentage of
 non accrual, past due and
 restructured loans                77.59%    62.79%     56.52%    47.04%    60.43%


OTHER REAL ESTATE

Other real estate owned - net    $  1,775  $  1,540   $  1,552  $  1,659  $  2,107





Total non-performing assets      $  5,648  $  5,904   $  7,435  $  8,395  $  8,650


Non-performing assets as a
  percentage of total assets         2.19%     2.38%      3.06%     3.46%     3.58%



                   WESTBANK CORPORATION AND SUBSIDIARIES
                        QUARTERLY AVERAGE BALANCES
                    INTEREST EARNED - INTEREST EXPENSE
                     (RATES ON A TAX EQUIVALENT BASIS)

(Dollar amounts in thousands)

                            FOR THE QUARTER ENDED          FOR THE QUARTER ENDED
                                 June 30, 1995                   June 30, 1994
                          Balance    Interest   Rate     Balance   Interest   Rate
Federal Funds sold and
  temporary investments   $  5,664   $     80   5.65%    $  5,003  $     47    3.76%
Securities                  34,830        579   6.65       27,133       413    6.09
Loans/leases               196,426      4,464   9.09      181,292     3,639    8.03

Total earning assets       236,920   $  5,123   8.65      213,428  $  4,099    7.68

Loan/lease loss allowance   (2,869)                        (3,526)
All other assets            18,794                         19,574

TOTAL ASSETS              $252,845                       $229,476


LIABILITIES AND EQUITY

Interest bearing deposits $191,257   $  2,155   4.51     $173,847  $  1,454    3.35
Borrowed funds               6,062         56   3.70        6,361        42    2.64
Total interest bearing
   liabilities             197,319   $  2,211   4.48      180,208  $  1,496    3.32

Interest rate spread                            4.17%                          4.36%

Demand deposits             38,153                         34,368
Other liabilities              902                            471
Shareholders' equity        16,471                         14,429

TOTAL LIABILITIES
      AND EQUITY          $252,845                       $229,476


Net Interest Income                  $  2,912                      $  2,603

Interest Earned/Earning Assets                  8.65%                          7.68%

Interest Expense/Earning Assets                 3.73                           2.80

Net Yield on Earning Assets                     4.92%                          4.88%

Deduct - Tax Equivalent Adjustment          4                             5


NET INTEREST INCOME                  $  2,908                      $  2,598



                   WESTBANK CORPORATION AND SUBSIDIARIES
                       YEAR TO DATE AVERAGE BALANCES
                    INTEREST EARNED - INTEREST EXPENSE
                     (RATES ON A TAX EQUIVALENT BASIS)

(Dollar amounts in thousands)

                                SIX MONTHS ENDED               SIX MONTHS ENDED
                                 June 30, 1995                   June 30, 1994
                          Balance    Interest   Rate     Balance   Interest   Rate
Federal Funds sold and
  temporary investments   $  3,820   $    112   5.86%    $  3,534  $     61    3.45%
Securities                  33,079      1,074   6.49       28,786       896    6.23
Loans/leases               196,037      8,706   8.88      178,479     7,161    8.02

Total earning assets       232,936   $  9,892   8.49      210,799  $  8,118    7.70

Loan/lease loss allowance   (3,065)                        (3,498)
All other assets            18,804                         19,573

TOTAL ASSETS              $248,675                       $226,874


LIABILITIES AND EQUITY

Interest bearing deposits $186,576   $  3,984   4.27     $170,238  $  2,799    3.29
Borrowed funds               7,437        153   4.11        8,031       103    2.57
Total interest bearing
   liabilities             194,013   $  4,137   4.26      178,269  $  2,902    3.26

Interest rate spread                            4.23%                          4.44%

Demand deposits             37,596                         33,829
Other liabilities              854                            592
Shareholders' equity        16,212                         14,184

TOTAL LIABILITIES
      AND EQUITY          $248,675                       $226,874


Net Interest Income                  $  5,755                      $  5,216

Interest Earned/Earning Assets                  8.49%                          7.70%

Interest Expense/Earning Assets                 3.55                           2.75

Net Yield on Earning Assets                     4.94%                          4.95%

Deduct - Tax Equivalent Adjustment          7                            11


NET INTEREST INCOME                  $  5,748                      $  5,205


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








                                                 WESTBANK CORPORATION






Date:   August 10, 1995
                                           Donald R. Chase
                                           President and
                                           Chief Executive Officer









Date:   August 10, 1995
                                           John M. Lilly, Treasurer and
                                           Chief Financial Officer