Form 10-Q
period 1995-09-30
WESTBANK CORP
filed 1995-11-13
CIK 742070

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

             For the quarterly period ended September 30, 1995


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

                              YES  X  NO


          Common stock, par value $2 per share: 3,215,211 shares outstanding as of October 31, 1995.

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

                       WESTBANK CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

(Dollar amounts in thousands)
ASSETS                                           September 30, 1995   December 31, 1994
Cash and due from banks:                                (Unaudited)
    Non-interest bearing                                  $  10,503           $  10,425
    Interest bearing                                             22                 275
Federal Funds sold                                            7,000               1,000
Total cash and cash equivalents                              17,525              11,700
Securities:
  Securities available for sale
    (Amortized cost of $16,340 in 1995 and
    $8,001 in 1994)                                          16,427               7,753
  Securities held to maturity (approximate
    market value of $19,959 in 1995 and
    $20,631 in 1994)                                         20,116              21,463
  Mortgage-backed securities (approximate
    market value of $299 in 1995 and $327 in 1994)              299                 331
         Total securities                                    36,842              29,547
Loans                                             $ 202,432           $ 196,002
   Allowance for loan losses                         (3,836)             (3,325)
      Net-loans                                             198,596             192,677
Bank premises and equipment                                   3,577               3,417
Other real estate owned (OREO) - net of
  allowance for losses of $50 in
  1995 and $231 in 1994                                       1,237               1,552
Accrued interest receivable                                   1,829               1,668
Deferred income taxes                                         1,503               1,245
Other assets                                                  1,614               1,507
TOTAL ASSETS                                              $ 262,723           $ 243,313

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
    Non-interest bearing                                  $  44,403           $  40,399
    Interest bearing                                        192,870             178,164
         Total deposits                                     237,273             218,563
Borrowed funds                                                6,812               8,625
Accrued interest payable                                        307                 240
Accrued taxes                                                   827                   0
Other liabilities                                               405                 541
         Total liabilities                                  245,624             227,969
Stockholders' Equity:
    Preferred stock - $5 par value per share
      Authorized    - 100,000 shares
      Issued        - none
    Common stock    - $2 par value per share
      Authorized    - 9,000,000 shares
      Issued        - 3,199,690 shares in 1995 and
                      3,138,167 shares in 1994                6,399               6,276
    Additional paid in capital                                7,053               6,877
    Retained earnings                                         3,597               2,334
    Net unrealized gain/(loss) on securities available
      for sale                                                   50                (143)
       Total stockholders' equity                            17,099              15,344

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 262,723           $ 243,313



      See accompanying notes to condensed consolidated financial statements.

                       WESTBANK CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

(Dollar amounts in thousands)
(Unaudited)
                                       QUARTER ENDED            NINE MONTHS ENDED
                                       09-30-95  09-30-94       09-30-95  09-30-94
Income:
  Interest and fees on loans            $ 4,606   $ 3,771        $13,305   $10,921
  Interest on temporary investments          69        77            181       138
  Interest and dividends on securities      663       474          1,737     1,370

Total interest and dividend income        5,338     4,322         15,223    12,429
Interest expense                          2,278     1,602          6,415     4,504

Net interest income                       3,060     2,720          8,808     7,925
Provision for loan losses                 1,190       219          1,990       931

Net interest income after provision
  for loan losses                         1,870     2,501          6,818     6,994

Operating Income:
  Security gains                             98         1             98       151
  Other non-interest income                 501       554          1,536     1,808
Total Operating Income                      599       555          1,634     1,959

Operating Expenses:
  Salaries and benefits                     844     1,001          2,745     2,860
  Other real estate-provision for losses     14       266            124       692
                   -operating expenses        2       107            212       327
  Other non-interest expense                754       877          2,542     2,517
  Occupancy - net                           166       202            519       561

Total operating expenses                  1,780     2,453          6,142     6,957

Income before income taxes                  689       603          2,310     1,996
Income taxes (benefit)                      354       (59)           573      (115)

Net Income                              $   335   $   662        $ 1,737   $ 2,111

Net income per share                    $  0.10   $  0.21        $  0.53   $  0.66

Weighted average shares of common
  stock and common share
  equivalents                         3,289,039 3,208,103      3,254,913 3,201,134

      See accompanying notes to condensed consolidated financial statements.

                       WESTBANK CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
   FOR THE YEAR ENDED DECEMBER 31, 1994 AND NINE MONTHS ENDED SEPTEMBER 30, 1995

                                 (1995 Unaudited)

(Dollar amounts in thousands)
                                                                         NET UNREALIZED
                                                                         GAIN (LOSS) ON
                                  COMMON STOCK       ADDITIONAL          SECURITIES
                             NUMBER OF       PAR     PAID IN   RETAINED  AVAILABLE
                              SHARES        VALUE    CAPITAL   EARNINGS   FOR SALE      TOTAL
DECEMBER 31, 1993            3,125,506     $ 6,251   $ 6,861   $    159  $       -     $ 13,271

Net income                           -           -         -      2,175          -        2,175
Shares issued under stock
  option plan                    7,864          16         -          -          -           16

Shares issued under stock
  purchase plan                  4,797           9        16          -          -           25

Cumulative effect of implementing
  accounting standard for investments
  as of January 1, 1994              -           -         -          -        233          233
Unrealized loss on securities
  available for sale for
  the year                          -           -         -           -       (376)        (376)
Balance, December 31, 1994   3,138,167      $6,276    $6,877     $2,334      $(143)     $15,344

Net income for nine months
  ended September 30, 1995                                        1,737                   1,737

Cash Dividend Declared:
Amount Declaration Record  Paid
$0.05  1/10/95     1/20/95 1/25/95                                 (157)                   (157)
$0.05  4/19/95     5/01/95 5/03/95                                 (158)                   (158)
$0.05  7/05/95     7/17/95 7/20/95                                 (159)                   (159)

Shares issued under Dividend
  Reinvestment Plan             25,517          51        92                                143

Shares issued under stock
  option plan                   15,042          30         4                                 34

Shares issued under stock
  purchase plan                 20,964          42        80                                122

Unrealized gain on
  securities available
  for sale for the nine
  months ended
  September 30, 1995                                                           193          193

BALANCE - SEPTEMBER 30, 1995 3,199,690      $6,399    $7,053     $3,597       $ 50      $17,099



      See accompanying notes to condensed consolidated financial statements.

                       WESTBANK CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                    (Unaudited)

(Dollar amounts in thousands)




                                                              Nine Months Ended
                                                              09-30-95 09-30-94
Operating activities:
 Net income                                                   $ 1,737   $2,111
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                   1,990      931
    Depreciation and amortization                                 357      442
    Provision for other real estate owned                         124      692
    Increase/(decrease) in interest payable on deposits            67     (346)
    (Increase)/decrease in accrued interest receivable           (161)     (54)
    Realized gain on sale of securities                           (98)    (151)
    Realized (gain) loss on sale of other real estate owned       (13)       0
    Realized loss on disposal of premises and equipment            14        0
    Decrease/(increase) in other assets                          (210)    (341)
    Increase/(decrease) in other liabilities                     (136)     165
    Decrease/(increase) in income taxes refundable                103      (14)
    (Increase) in deferred taxes                                 (258)    (550)
    Increase in accrued income taxes                              827        0
     Net cash provided by operating activities                  4,343    2,885
Investing activities:
  Investments and mortgage-backed securities:
   Held to maturity:
    Purchases                                                  (4,500)  (5,250)
    Proceeds from maturities                                    5,847    1,474
  Available for sale:
    Purchases                                                 (11,638)  (6,750)
    Proceeds from sales                                         2,707    5,349
    Proceeds from maturities                                      580       95
  Purchases of premises and equipment                            (531)    (792)
  Net (increase)/decrease in loans                             (8,413)  (8,384)
  Proceeds from sale of other real estate owned                   708    1,294
     Net cash provided by (used in) investing activities      (15,240) (12,964)
Financing activities:
  Net increase/(decrease) in borrowings                        (1,813)  (6,867)
  Net increase/(decrease) in deposits                          18,710   18,700
  Proceeds from exercise of stock options and
    stock purchase plan                                           299       34
  Dividends paid                                                 (474)       0
     Net cash used by financing activities                     16,722   11,867
Increase/(decrease) in cash and cash equivalents                5,825    1,788
Cash and cash equivalents at beginning of year                 11,700   12,974
Cash and cash equivalents at end of year                      $17,525  $14,762
Cash paid during the year:
  Interest on deposits and other borrowings                     6,348    4,850
  Income taxes                                                      0      270
  Transfers of loans to other real estate owned                   845      211
Sales of other real estate owned financed by the bank             341      911


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


NOTE B - CURRENT OPERATING ENVIRONMENT

From March, 1992 until December 22, 1994 Park West had been operating under a Formal Order (the "Formal Order") with the Federal Deposit Insurance Corporation and the Commissioner of Banks for the Commonwealth of Massachusetts. On December 22, 1994, as a result of the improved financial condition of the Bank, the Formal Order was released. The Formal Order was replaced with a Memorandum of Understanding, which Memorandum was revised as a result of an examination by the Federal Deposit Insurance Corporation as of August 7, 1995. The revised Memorandum of Understanding (the "Memorandum") expected to be signed on or before November 30, 1995 is an informal agreement with the Federal Deposit Insurance Corporation (the "FDIC") and the Commissioner of Banks for the Commonwealth of Massachusetts (the "Commissioner") requiring Park West, among other things, to maintain a leverage capital ratio of at least 6%, to develop a written plan of action to lessen its risk exposure to certain borrowers and to refrain from extending or renewing credit to any borrower who has a loan or extension of credit with Park West that has been charged off or classified, without first obtaining majority approval of Park West's Board of Directors. Park West must maintain the allowance for loan losses at a level commensurate to the risk in the loan portfolio. The Memorandum requires Park West to obtain approval from the FDIC and the Commissioner prior to paying or declaring a dividend. Park West must, within 60 days of the date of the Memorandum, revise the Bank's Investment Policy, and develop a plan to address internal routines and controls. Finally, Park West is required to make quarterly reports to the FDIC and the Commissioner detailing the form and manner of action taken to secure compliance with the Memorandum.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted into law on December 19, 1991 and imposes significant new regulatory restrictions and requirements on banking institutions insured by the FDIC and their holding companies. Effective December 19, 1992, FDICIA established five capital categories into which financial institutions are placed based on capital level. The capital categories established by FDICIA are: well capitalized; adequately capitalized; undercapitalized; significantly undercapitalized; and critically under-capitalized. Each capital category establishes different degrees of regulatory restrictions which can apply to a financial institution. As of September 30, 1995, Park West's capital was at a level that placed the Bank in the well capitalized category.

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

NOTE C - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for the third quarter ended September 30, 1995 and 1994 have been prepared in accordance with generally accepted accounting principles for interim information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.

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

SFAS No. 114 prescribes the methodology under which certain loans are to be measured for impairment. Generally, a loan is considered impaired when management believes it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. SFAS No. 118 amends SFAS No. 114 by eliminating certain income recognition provisions and by expanding the disclosure requirements. Adoption of these standards did not have a material effect on the Bank's financial condition or results of operations.

The Bank measures impairment of commercial loans by using the present value of expected future cash flows discounted at the loan's effective interest rate. Commercial real estate loans are generally measured based on the fair value of the underlying collateral. Smaller balance homogenous loans, including residential real estate and consumer loans, are collectively evaluated for impairment.

The Bank evaluates each impaired loan to determine the income recognition policy. Generally, income is recorded only on a cash basis for impaired loans. Interest income recognized in the first nine months of 1995 on impaired loans was not significant.

At September 30, 1995, the recorded investment in impaired loans was $980,000, for which no specific allowance for loan losses was recorded. For the nine months ended September 30, 1995, the average recorded investment in impaired loans was $1,344,000.


NOTE E - STOCKHOLDERS' EQUITY

The FDIC imposes leverage capital ratio requirements for state non-member Banks. The Bank's leverage capital ratio as of September 30, 1995 and December 31, 1994 was 6.53% and 6.36%, respectively.

In addition, the FDIC has established risk-based capital requirements for insured institutions of, Tier 1 risk-based capital of 4.00% and total risk-based capital of 8.00%. The Bank's risk-based capital at September 30, 1995, for Tier 1 was 9.18% and total risk-based capital was 10.44%.

Management is not aware of any regulatory recommendations which will have a material impact on the Corporation's liquidity, capital resources or results of operations.

NOTE F - SUBSEQUENT EVENT

On October 23, 1995 the Corporation received a refund of $703,000 for payment on the Corporation's claim against its Blanket Bond as reported in the 1994 Annual Report to shareholders. The amount of $703,000 represents recovery in full less the $50,000 deductible amount of the Blanket Bond. The recovery will be reflected in the Corporation's earnings during the fourth quarter of 1995.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Changes in Financial Condition - Total consolidated assets amounted to $262,723,000 on September 30, 1995, compared to $243,313,000 on
December 31, 1994. As of September 30, 1995 and September 30, 1994 earning assets amounted to, respectively, $246,346,000, or 94% of total assets, and $225,050,000, or 93% of total assets. Earning assets increased during the first nine months of 1995 as a result of overall strong loan growth. During the first nine months of 1995 the Corporation securitized approximately $10 million of residential mortgages into mortgage-backed Securities, which were placed into the Corporation's securities available for sale account. The increase in earning assets was funded through an increase in deposits of approximately $18 million.

Changes in results of Operations - Operations reflect net income for the current quarter of $335,000 as compared to a net income of $662,000 for the same quarter during 1994. For the nine month period ended September 30, 1995, net income totaled $1,737,000 compared to net income of $2,111,000 for the same period one year ago. An overall increase in interest income and interest expense reflects an increase in volume and interest rates on earning assets, and interest bearing deposits. Further analysis is provided in sections on net interest revenue and supporting schedules.

For the nine months ended September 30, 1995 the Corporation recorded tax expense totaling $573,000 versus a benefit of $115,000 for the same period of 1994. The increase in tax expense for 1995 is the result of the Corporation's utilization of net operating loss carryforwards in 1994.

Allowance for loan/lease losses and non-performing assets - A significant increase has been reflected in the provision for loan losses in the current quarter with $1,190,000 being provided compared to $219,000 in the 1994 quarter. For the nine month period ended September 30, 1995 the provision for loan losses increased by $1,059,000 compared to the same period one year ago. The year to date increase in the provision for loan/lease losses is the result of managements review and analysis of the adequacy of the Corporation's allowance for loan and lease losses and more specifically the deterioration of two large real estate loans which deteriorated during the third quarter of the year.

Loans and leases written-off against the allowance for loan/lease losses after recoveries amounted to $1,479,000 for the first nine months of 1995 versus $1,234,000 for the same period of 1994. The increase in net charge-offs during the 1995 period is a reflection of the continued weak economy and real estate market.

After giving effect to the actions described above, the allowance for loan/lease losses at September 30, 1995, totalled $3,836,000 or 1.89% of total loans/leases as compared to $3,325,000 or 1.70% at December 31, 1994.

Non-performing past due loans/leases at September 30, 1995, aggregated $3,647,000 or 1.80% of total loan/leases compared to $5,883,000 or 3.00% at December 31, 1994. The percentage of non-performing and past due loan/leases compared to total assets on those same dates, respectively amounted to 1.39%, and 2.42%.

The decline in non-performing loans/leases represents the resolution, charge-off and/or transfer to other real estate owned of problem loans during the nine months ended September 30, 1995.

Other real estate owned declined during the nine month period of 1995 by $315,000 compared to the same period of 1994, resulting in reduced other real estate provisions and operating expenses of $683,000 for the nine months ended September 30, 1995 versus September 30, 1994.

Other real estate owned-net, amounted to $1,237,000 at September 30, 1995, compared to $1,552,000 at December 31, 1994. The percentage as compared to total assets on those same dates respectively amounted to 0.47%, and 0.64%.

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


                                     QUARTER ENDED     NINE MONTHS ENDED
(Dollar amounts in thousands)      09-30-95  09-30-94  09-30-95  09-30-94
    Interest and dividend income   	$ 5,338   $ 4,322   $15,223   $12,429
    Interest expense                  2,278     1,602     6,415     4,504
    Net interest income               3,060     2,720     8,808     7,925
    Tax equivalent adjustment             2         8         9        19
    Net interest income
     (taxable equivalent)           $ 3,062   $ 2,728   $ 8,817   $ 7,944

INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS

(Dollar amounts in thousands)
                       QUARTER ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                        1995              1994              1995            1994
(Taxable Equivalent)    Average           Average           Average         Average
                        Balance   Rate    Balance   Rate    Balance   Rate  Balance  Rate
Earning Assets          $242,367  8.81%   $221,395  7.81%   $236,079  8.60% $214,253 7.75%
Interest-bearing
  liabilities            198,432  4.59     185,977  3.45     195,486  4.38   180,838 3.32
Interest rate spread              4.22              4.36              4.22           4.43

Interest-free
  resources used to
  fund earning assets     43,935            35,418            40,593          33,415
Total Sources of Funds  $242,367  3.76    $221,395  2.89    $236,079  3.62  $214,253 2.80

Net Yield on Earning Assets       5.05%             4.92%             4.98%          4.95%


CHANGES IN NET INTEREST INCOME

(Dollar amounts in thousands)

                          QUARTER ENDED SEPT. 30, 1995     NINE MONTHS ENDED SEPT. 30, 1995
(Taxable Equivalent)                  O V E R                          O V E R
                          QUARTER ENDED SEPT. 30, 1994     NINE MONTHS ENDED SEPT. 30, 1994

                                   CHANGE DUE TO                    CHANGE DUE TO

                            VOLUME      RATE       TOTAL    VOLUME       RATE      TOTAL
Interest Income:
Loans/Leases              $    315   $   514   $     829  $  1,050    $ 1,324   $   2,374
Securities                     141        48         189       277         90         367
Federal funds                  (25)       17          (8)      (16)        59          43
Total Interest Earned          431       579       1,010     1,311      1,473       2,784
Interest Expense:
Interest bearing deposits      103       552         655       393      1,447       1,840
Other Borrowed Funds             9        12          21         0         71          71
Total Interest Expense    $    112   $   564   $     676  $    393    $ 1,518   $   1,911

Net Interest Income       $    319   $    15   $     334  $    918    $   (45)  $     873

Net interest earned on a taxable equivalent basis increased to $3,062,000 in the third quarter of 1995, up $334,000 as compared with the same period of 1994. Average earning assets increased during the third quarter of 1995. The average earning base was $242,367,000 compared to $221,395,000 in the same period last year, an increase of $20,972,000. For the nine month period ended September 30, 1995, net interest earned on a tax equivalent basis increased to $8,817,000 up by $873,000 as compared with the comparable period of 1994 or 11%. Average earning assets increased by $21,826,000 or 10% and the net yield on earning assets increased to 4.98% from 4.95% for the nine month period ending September 30, 1995 compared to September 30, 1994.


OPERATING EXPENSES

(Dollar amounts in thousands)

The components of total operating expenses for the periods and their percentage of gross income are as follows:

                                   QUARTER ENDED                    NINE MONTHS ENDED
                               9-30-95       9-30-94             9-30-95        9-30-94
                            Amount  Percent  Amount  Percent  Amount Percent Amount Percent
Salaries and benefits       $ 844   14.22%   $1,001  20.52%   $2,745 16.28%  $2,860 19.88%
Other real estate
    - provision for losses     14    0.24       266   5.46       124  0.74      692  4.81
    - operating expense         2    0.01       107   2.19       212  1.26      327  2.27
Other non-interest expense    754   12.70       877  17.98     2,542 15.08    2,517 17.49
Occupancy - net               166    2.81       202   4.15       519  3.08      561  3.90
Total Operating Expenses   $1,780   29.98%   $2,453  50.30%   $6,142 36.44%  $6,957 48.35%


For the nine month period operating expenses declined by $815,000 primarily the result of reduced other real estate owned expenses due to the change in other real estate holdings as discussed in the non-performing asset section on page 10. In addition, the Bank received a refund totaling approximately $108,000 relating to reduced FDIC deposit insurance.

COMPONENTS OF CAPITAL

(Dollar amounts in thousands)
                                           September 30, 1995   December 31, 1994
 Stockholders' Equity:
  Common Stock                                  $ 6,399           $ 6,276
  Additional paid-in capital                      7,053             6,877
  Retained earnings                               3,597             2,334
  Net unrealized gain/(loss) on securities
    available for sale                               50              (143)
Total Stockholders' Equity                      $17,099           $15,344

Ratio of "Tier 1" leverage capital
  to total assets at end of period                6.51%              6.31%

Regulatory risk-based capital requirements take into account the different risk categories of banking organizations by assigning risk weights to assets and the credit equivalent amounts of off-balance sheet exposures. In addition, capital is divided into two tiers. For this Corporation, Tier 1 includes the common stockholders' equity; Tier 2, or supplementary capital, includes not only the equity, but also, a portion of the allowance for loan losses, net unrealized gain/(losses) on securities available for sale are not permitted to be included for regulatory capital purposes.

The following are the Corporation's risk-based capital ratios at September 30, 1995:

           Tier 1 Capital (minimum required 4.00%)    9.18%
           Tier 2 Capital (minimum required 8.00%)   10.44%

Under the Memorandum, the Corporation is prohibited from paying dividends without the prior approval of the FDIC and the Massachusetts Commissioner of Banks.


LIQUIDITY

Cash and due from banks, federal funds sold, investment securities, mortgage-backed securities and loans available for sale, as compared to deposits and short term liabilities, are used by the Corporation to compute its liquidity on a daily basis. At September 30, 1995, the Corporation's ratio of such assets to total deposits and borrowed funds was 19.34%.


INTEREST RATE SENSITIVITY

The following table sets forth the distribution of the repricing of the Corporation's earning assets and interest bearing liabilities as of September 30, 1995.

(Dollar amounts in thousands)
                                  Over Three     Over One
                   Three Months    Months to     Year to        Over
                    or Less        One Year    Five Years   Five Years     Total
Earning Assets    $  77,042      $  48,715     $  73,789    $  46,800    $246,346
Interest Bearing
  Liabilities        65,026         63,138        71,512       44,445     244,121
Interest Rate
  Sensitivity Gap $  12,016      $ (14,423)    $   2,277    $   2,355    $  2,225

Cumulative Interest
  Rate
  Sensitivity Gap $  12,016      $  (2,407)    $    (130)   $   2,225

Interest Rate
  Sensitivity
  Gap Ratio           4.88%        (5.86)%         0.92%        0.96%

Cumulative Interest
  Rate Sensitivity
  Gap Ratio           4.88%        (0.98)%        (0.06)%       0.90%

Savings and NOW accounts are identified as variable rate deposits. Although all other variable rate deposits are placed in the 1 - 3 month time horizon for repricing purposes, the above two classes of deposits are placed as follows:

     10% of total savings and NOW accounts placed in the 6 - 12 month time horizon based on a run off of approximately 10% of the Bank's savings accounts. The remaining 90% are placed in the 1 - 5 year gap position.

This gap position is justified based on the historical trends of changes in rate on these deposits and the historical method of how these deposits are managed and the limited run off of deposits which the Bank has experienced.


PROVISION AND ALLOWANCE FOR LOAN/LEASE LOSSES

(Dollar amounts in thousands)
                                       QUARTER ENDED     NINE MONTHS ENDED
                                     9-30-95   9-30-94   9-30-95   9-30-94
Balance at beginning of period       $ 3,005   $ 3,954   $ 3,325   $ 3,472
Provision charged to expense           1,190       219     1,990       931
                                       4,195     4,173     5,315     4,403
Less Charge-offs:
  Loans secured by real estate           361       657     1,257       924
  Commercial and industrial loans          7       345       211       473
  Consumer loans                          20        10       105        33
  Lease financing receivables              0         0         5         7
                                         388     1,012     1,578     1,437
Add-Recoveries:
  Loans secured by real estate            14         2        24         9
  Commercial and industrial loans          1         0        42       178
  Consumer loans                          12         3        28        12
  Lease financing receivables              2         3         5         4
                                          29         8        99       203
Net charge-offs                          359     1,004     1,479     1,234
Balance at end of period             $ 3,836   $ 3,169   $ 3,836   $ 3,169
Net Charge-offs to:
  Average loans/leases                   .18%      .55%      .75%      .68%
  Loans/leases at end of period          .18%      .55%      .73%      .67%
  Allowance for loan/lease losses       9.36%    31.68%    38.56%    38.94%

Allowance for loan/lease losses
  as a percentage of:
    Average loans/leases                1.93%     1.73%     1.95%     1.76%
    Loans/leases at end of period       1.89%     1.72%     1.89%     1.72%

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

NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS

(Dollar amounts in thousands)

Non-Accrual Loans:               09-30-95  06-30-95  03-31-95   12-31-94  09-30-94
Loans secured by real estate     $  2,124  $  2,745  $  3,302   $  4,173  $  4,977
Construction/Land development         361        52        58         68         0
Commercial and Industrial Loans       302       299       357        570     1,132
Consumer Loans                         13        16        24         79        53
                                    2,800     3,112     3,741      4,890     6,162

Loans Contractually
 past due 90 days or more
 still accruing:
Loans secured by real estate          271       201       117        260        81
Commercial and Industrial Loans       118        50         0        216         5
Consumer Loans                         16        14         8         16        36
                                      405       265       125        492       122

Restructured Loans                    442       496       498        501       452

Total non-accrual, past
 due and restructured
 loans                           $  3,647  $  3,873  $  4,364   $  5,883  $  6,736

Non-accrual, past due and
 restructured loans
 as a percentage of total
 loans                              1.80%     1.98%     2.24%      3.00%     3.65%


Allowance for loan
 losses as a percentage of
 non accrual, past due and
 restructured loans               105.18%    77.59%    62.79%     56.52%    47.04%




Other real estate owned - net    $  1,237  $  1,775  $  1,540   $  1,552  $  1,659




Total non-performing assets      $  4,884  $  5,648  $  5,904   $  7,435  $  8,395




Non-performing assets as a
  percentage of total assets         1.86%     2.19%     2.38%      3.06%     3.46%



                   WESTBANK CORPORATION AND SUBSIDIARIES
                        QUARTERLY AVERAGE BALANCES
                    INTEREST EARNED - INTEREST EXPENSE
                     (RATES ON A TAX EQUIVALENT BASIS)

(Dollar amounts in thousands)

                            FOR THE QUARTER ENDED          FOR THE QUARTER ENDED
                            September 30, 1995              September 30, 1994
                          Balance    Interest   Rate     Balance   Interest   Rate
Federal Funds sold and
  temporary investments   $  5,294   $     69   5.21%    $  7,376  $     77    4.18%
Securities                  38,803        663   6.83       30,370       474    6.24
Loans/leases               198,270      4,608   9.30      183,649     3,779    8.23

Total earning assets       242,367   $  5,340   8.81      221,395  $  4,330    7.81

Loan/lease loss allowance   (3,366)                        (3,917)
All other assets            18,986                         19,963

TOTAL ASSETS              $257,987                       $237,441


LIABILITIES AND EQUITY

Interest bearing deposits $191,828   $  2,218   4.62     $180,574  $  1,563    3.46
Borrowed funds               6,604         60   3.63        5,403        39    2.89
Total interest bearing
   liabilities             198,432   $  2,278   4.59      185,977  $  1,602    3.45

Interest rate spread                            4.22%                          4.36%

Demand deposits             41,062                         35,808
Other liabilities            1,471                            728
Shareholders' equity        17,022                         14,928

TOTAL LIABILITIES
      AND EQUITY          $257,987                       $237,441


Net Interest Income                  $  3,062                      $  2,728

Interest Earned/Earning Assets                  8.81%                          7.81%

Interest Expense/Earning Assets                 3.76                           2.89

Net Yield on Earning Assets                     5.05%                          4.92%

Deduct - Tax Equivalent Adjustment          2                             8


NET INTEREST INCOME                  $  3,060                      $  2,720



                   WESTBANK CORPORATION AND SUBSIDIARIES
                       YEAR TO DATE AVERAGE BALANCES
                    INTEREST EARNED - INTEREST EXPENSE
                     (RATES ON A TAX EQUIVALENT BASIS)

(Dollar amounts in thousands)

                               NINE MONTHS ENDED              NINE MONTHS ENDED
                              September 30, 1995             September 30, 1994
                          Balance    Interest   Rate     Balance   Interest   Rate
Federal Funds sold and
  temporary investments   $  4,527   $    181   5.33%    $  4,738  $    138    3.88%
Securities                  34,771      1,737   6.67       29,313     1,370    6.23
Loans/leases               196,781     13,314   9.02      180,202    10,940    8.09

Total earning assets       236,079   $ 15,232   8.60      214,253  $ 12,448    7.75

Loan/lease loss allowance   (3,165)                        (3,637)
All other assets            18,865                         19,780

TOTAL ASSETS              $251,779                       $230,396


LIABILITIES AND EQUITY

Interest bearing deposits $188,327   $  6,201   4.39     $173,683  $  4,361    3.35
Borrowed funds               7,159        214   3.99        7,155       143    2.66
Total interest bearing
   liabilities             195,486   $  6,415   4.38      180,838  $  4,504    3.32

Interest rate spread                            4.22%                          4.43%

Demand deposits             38,752                         34,488
Other liabilities            1,060                            637
Shareholders' equity        16,481                         14,433

TOTAL LIABILITIES
      AND EQUITY          $251,779                       $230,396


Net Interest Income                  $  8,817                      $  7,944

Interest Earned/Earning Assets                  8.60%                          7.75%

Interest Expense/Earning Assets                 3.62                           2.80

Net Yield on Earning Assets                     4.98%                          4.95%

Deduct - Tax Equivalent Adjustment          9                            19


NET INTEREST INCOME                  $  8,808                      $  7,925


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








                                                  WESTBANK CORPORATION






Date:   November 13, 1995
                                           Donald R. Chase
                                           President and
                                           Chief Executive Officer









Date:   November 13, 1995
                                           John M. Lilly, Treasurer and
                                           Chief Financial Officer