Form 10-K
period 1995-12-31
WESTBANK CORP
filed 1996-03-27
CIK 742070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-K

[mark one]          [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                    OR

               [   ]     TRANSITION REPORT PURSUANT TO SECTION 13
                    OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      Commission File Number 0-12784


                           WESTBANK CORPORATION

               Massachusetts                      04-2830731
        (State of Incorporation) (I.R.S. Employer Identification Number)

     225 Park Avenue, West Springfield Massachusetts                01090-0149
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

                                  Yes  X     No

     Based on the closing sales price on March 1, 1996 the aggregate market value of the voting stock held by nonaffiliates of the registrant was $26,382,103.

     The number of shares outstanding of the registrants common stock, $2.00 par value was 3,247,028 on March 1, 1996.

     Portions of the Annual Report to Stockholders for the year ended December 31, 1995 are incorporated by reference into Parts I and II.

     Portions of the Proxy Statement issued by the Corporation in connection with the Annual Meeting to be held on April 17, 1996 are incorporated by reference into Part III.

                           WESTBANK CORPORATION

                            INDEX TO FORM 10-K


PART I

Item 1 Business                                                 I - 1

Item 2 Properties                                               I - 2

Item 3 Legal Proceedings                                        I - 2

Item 4 Submission of Matters to a vote of Security Holders      I - 2


PART II

Item 5 Market for the Corporation's Common Stock and
     Related Stockholder Matters                               II - 1

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

Item 14 Exhibits, Financial Statement Schedules and Reports
     on Form 8-K                                               IV - 1

        Signatures                                             IV - 2

        Exhibit Index                                          IV - 3

           WESTBANK CORPORATION, WEST SPRINGFIELD, MASSACHUSETTS

                                  PART I

ITEM 1 - BUSINESS

     Reference is made to Page 4 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1995, wherein this subject is covered.

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

     The following statistical tables and accompanying text provide required financial data about the Corporation and should be read in conjunction with the Consolidated financial statements and related notes, appearing in the 1995 Annual Report to Stockholders and is incorporated herein by reference thereto:

                                                                       Page of
                                                                 Annual Report

I.   Distribution of Assets, Liabilities and Stockholders' Equity:
     Interest Rates and Interest Differential                                9

     Rate/Volume Analysis of Interest Margin on Earning Assets              10

II.  Investment Portfolio                                     11, 26-28 and 33

III. Loan Portfolio                                          12, 28, 29 and 33

     a.  Types of Loans                                                     12

     b.  Maturities and Sensitivities to Changes in Interest Rates    8 and 12

     c.  Risk Elements                                               14 and 15

IV.  Summary of Loan Loss Experience                                 13 and 14

V.   Deposits                                                15, 29, 30 and 33

VI.  Return on Equity and Assets                                            16

VII. Short Term Borrowing                                        16, 30 and 33

ITEM 2 - PROPERTIES

     The Corporation's principal banking subsidiary, Park West Bank and Trust Company ("Park West") operates ten banking offices located as follows:

LOCATION                 OWNED     LEASED      TOTAL

Agawam (Feeding Hills)               1           1
Chicopee                   1                     1
Chicopee - Supermarket               1           1
East Longmeadow            1                     1
Holyoke                    1                     1
West Springfield           2         1           3
Westfield                            1           1
Westfield Supermarket                1           1

TOTAL                      5         5          10


     All general banking offices except the one in Holyoke have drive-in facilities. Twenty-four hour automated teller machines are located in the three West Springfield branches, one each in Agawam, Chicopee, East Longmeadow, Westfield and the Banks two supermarket branches.

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                   NONE

                                 PART II


ITEM 5 - MARKET FOR CORPORATION'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     Reference is made to the inside back cover of the Corporation's Annual Report to Stockholders for the year ended December 31, 1995, wherein this subject is covered.


ITEM 6 - SELECTED FINANCIAL DATA

     Reference is made to page 5 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1995, wherein this subject is covered.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to pages 6 through 18 of the Corporation's
Annual Report to Stockholders for the year ended December 31, 1995, wherein this subject is covered.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to pages 20 through 35 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1995, wherein this subject is covered.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                  NONE

                                 PART III



ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Reference is made to pages 3 through 6, of the Corporation's
Proxy Statement to Stockholders for the 1996 Annual Meeting scheduled for April 17, 1996, wherein this subject is covered.


ITEM 11 - EXECUTIVE COMPENSATION

     References is made to pages 8 through 11, of the Corporation's Proxy Statement to Stockholders for the 1996 Annual Meeting scheduled for April 17, 1996, wherein this subject is covered.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reference is made to pages 6 and 7, of the Corporation's Proxy Statement to Stockholders for the 1996 Annual Meeting scheduled for April 17, 1996, wherein this subject is covered.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to pages 6 through 12, of the Corporation's Proxy Statement to Stockholders for the 1996 Annual Meeting scheduled for April 17, 1996, wherein this subject is covered under the caption "Beneficial Ownership of Stock and Executive
Compensation - Miscellaneous".

































                                  III - 1

                                 PART IV



ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following documents are filed as a part of this report:

          1.  Financial Statements

     The following financial statements are incorporated in this Annual Report on Form 10-K by reference to the Corporation's Annual Report to Stockholders for the year ended December 31, 1995:

                           WESTBANK CORPORATION
                                                                    Page of
                                                                     Annual
                                                                     Report
Independent Auditors' Reports                                            19
Consolidated Balance Sheets at December 31, 1995 and 1994                20
Consolidated Statements of Income for the years ended
    December 31, 1995, 1994 and 1993                                     21
Consolidated Statement of Stockholders' Equity from January 1, 1993,
    to December 31, 1995                                                 22
Consolidated Statements of Cash Flows for the years ended
    December 31, 1995, 1994 and 1993                                     23
Notes to Consolidated Financial Statements                          24 - 35




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


Signature                Title                              Date


Donald R. Chase          President and Chief
                         Executive Officer and Director     March 20, 1996
Alfred C. Whitaker       Chairman of the Board
                         and Director                       March 20, 1996
John M. Lilly            Treasurer and Chief Financial
                         Officer                            March 20, 1996
Roland O. Archambault    Director                           March 20, 1996
Mark A. Beauregard       Director                           March 20, 1996
David R. Chamberland     Director                           March 20, 1996
John E. Fitzgerald       Director                           March 20, 1996
Leroy F. Jarrett         Vice Chairman of the Board
                         and Director                       March 20, 1996
Ernest N. Laflamme, Jr.	 Director                           March 20, 1996
Russell Mawdsley         Director                           March 20, 1996
Paul J. McKenna          Director                           March 20, 1996
Robert J. Perlak         Corporate Clerk and Director       March 20, 1996
James E. Tremble         Director                           March 20, 1996

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

          (b)  By-Laws, as amended                                        *

10.1      Employment Contract dated October 1, 1986, between
          William A. Franks, Jr. and Westbank Corporation               ***

10.12     Termination Agreement dated February 20, 1987, between
          Donald R. Chase and Park West Bank and Trust Company          ***

10.14     Termination Agreement dated February 20, 1987, between
          Stanley F. Osowski and CCB, Inc.                              ***

10.15     1985 Incentive Stock Option Plan for Key Employees              *

13.       1995 Annual Report to Stockholders              ARS (IFC 1-36 IBC)

21.       Subsidiaries of Registrant 						  TO BE INCLUDED

27.       Financial Data Schedule							  TO BE INCLUDED

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