Form 10-Q
period 1996-03-31
WESTBANK CORP
filed 1996-05-13
CIK 742070

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

               For the quarterly period ended March 31, 1996


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

                              YES  X  NO


          Common stock, par value $2 per share: 3,267,349 shares outstanding as of April 30, 1996.

                   WESTBANK CORPORATION AND SUBSIDIARIES

                                   INDEX

                      PART I - FINANCIAL INFORMATION

                                                                     Page

Financial Statements

          Condensed Consolidated Balance Sheets                           3

          Condensed Consolidated Statements of Income                     4

          Condensed Consolidated Statements of Stockholders' Equity       5

          Condensed Consolidated Statements of Cash Flows                 6

          Notes to Condensed Consolidated Financial Statements          7-8

Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                             9-15


                        PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings                                               16

ITEM 2.  Changes in Rights of Securities Holders                         16

ITEM 3.  Defaults by Company on its Senior Securities                    16

ITEM 4.  Results of Votes on Matters Submitted to a Vote
     of Security Holders                                                 16

ITEM 5.  Other Information                                               16

ITEM 6.  Exhibits and Reports on Form 8-K                                16

Signatures                                                               17

                       WESTBANK CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 1996 AND DECEMBER 31, 1995

(Dollar amounts in thousands)

ASSETS                                                March 31, 1996       December 31, 1995
Cash and due from banks:                                (Unaudited)
    Non-interest bearing                                  $   9,729           $  11,195
    Interest bearing                                            582                 509
Federal Funds sold                                           14,300                 900
Total cash and cash equivalents                              24,611              12,604
Investment securities available for sale                     19,192              16,907
Investment securities held to maturity (approximate
  market value of $16,490 in 1996 and
  $18,402 in 1995)                                           16,446              18,209
Total securities                                             35,638              35,116
Loans                                             $ 189,268           $ 192,145
Mortgage loans held-for-sale                          6,040               8,826
   Allowance for loan losses                         (3,916)             (3,707)
      Net-loans                                             191,392             197,264
Bank premises and equipment                                   4,053               3,643
Other real estate owned (OREO) - net of
  allowance for losses of $187 in
  1996 and $65 in 1995                                        1,858               1,300
Accrued interest receivable                                   1,634               1,658
Deferred income taxes                                           553                 364
Other assets                                                  1,469               1,828
TOTAL ASSETS                                              $ 261,208           $ 253,777

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
    Non-interest bearing                                  $  42,960           $  43,981
    Interest bearing                                        190,809             183,981
         Total Deposits                                     233,769             227,962
Borrowed funds                                                8,690               7,177
Accrued interest payable                                        325                 309
Other liabilities                                               399                 626
         Total Liabilities                                  243,183             236,074
Stockholders' Equity:
    Common stock    - $2 par value
      Authorized    - 9,000,000 shares
      Issued        - 3,247,834 shares in 1996 and
                      3,221,603 shares in 1995                6,496               6,443
    Additional paid in capital                                7,254               7,141
    Retained earnings                                         4,424               4,053
    Net unrealized gain/(loss) on securities available
      for sale                                                 (149)                 66
       Total Stockholders' Equity                            18,025              17,703

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 261,208           $ 253,777



      See accompanying notes to condensed consolidated financial statements.

                       WESTBANK CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

(Dollar amounts in thousands)
(Unaudited)
                                                       THREE MONTHS ENDED
                                                       03-31-96  03-31-95

Income:
  Interest and fees on loans                           $ 4,335   $ 4,239
  Interest and dividend income
     on securities                                         536       495
  Interest on temporary investments                         81        32

Total interest and dividend income                       4,952     4,766
Interest expense                                         2,071     1,926

Net interest income                                      2,881     2,840
Provision for loan losses                                  140       450
Net interest income after provision
  for loan losses                                        2,741     2,390
Security gains                                             112         0
Other non-interest income                                  492       512
Total non-interest income                                  604       512

Non-interest expenses:
  Salaries and benefits                                  1,044       956
  Other real estate-provision for losses                   131        10
                   -operating expenses                      20       120
  Other non-interest expense                               940       839
  Occupancy - net                                          217       187

Total non-interest expense                               2,352     2,112

Income before income taxes                                 993       790
Income taxes (benefit)                                     429       (65)

Net Income                                             $   564   $   855

Net income per share                                   $  0.17   $  0.26

Weighted average shares of common
  stock and common share
  equivalents                                        3,351,437 3,234,625



      See accompanying notes to condensed consolidated financial statements.

                       WESTBANK CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
        YEAR ENDED DECEMBER 31, 1995 AND THREE MONTHS ENDED MARCH 31, 1996

                                 (1996 Unaudited)

(Dollar amounts in thousands)
                                                                           UNREALIZED
                                                                           GAIN (LOSS)
                                   COMMON STOCK       ADDITIONAL           ON SECURITIES
                               NUMBER OF        PAR   PAID IN    RETAINED  AVAILABLE
                               SHARES         VALUE   CAPITAL    EARNINGS  FOR SALE     TOTAL
DECEMBER 31, 1994              3,138,167    $ 6,276   $ 6,877    $ 2,334   $ (143)    $ 15,344

Net income                             -          -         -      2,353        -        2,353
Cash dividends declared
 ($.20 per share)                      -          -         -       (634)       -         (634)
Shares issued:
 Stock option plan                16,342         33         4          -        -           37
 Dividend reinvestment
 and stock purchase plan          67,094        134       260          -        -          394
Change in unrealized gain
 (loss) on securities
 available for sale                    -          -         -          -      209          209

BALANCE-DECEMBER 31, 1995      3,221,603      6,443     7,141      4,053       66       17,703

Cash Dividend Declared:
Amount Declaration Record  Paid
($0.06 per share)                                                   (193)                 (193)


Shares issued under Dividend
 Reinvestment Plan                11,776         24        51                               75

Shares issued under stock
 purchase plan                    14,455         29        62                               91

Change in unrealized gain (loss)
 on securities available
 for sale                                                                    (215)        (215)

Net income                                                           564                   564

BALANCE-MARCH 31, 1996         3,247,834    $ 6,496   $ 7,254    $ 4,424   $ (149)    $ 18,025




      See accompanying notes to condensed consolidated financial statements.

                       WESTBANK CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                    (Unaudited)
(Dollar amounts in thousands)




                                                             Three Months Ended
                                                              03-31-96 03-31-95
Operating activities:
 Net income                                                     $ 564    $ 855
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                     140      450
    Depreciation and amortization                                 140      120
    Provision for other real estate owned                         131       10
    Decrease in accrued interest receivable                        24       56
    Realized gain on sale of securities                          (112)       0
    Realized loss on sale of other real estate owned               10        4
    Decrease (increase) in other assets                           359      (20)
    Increase in deferred taxes                                    (31)    (363)
    Increase in interest payable on deposits                       16       16
    Increase (decrease) in other liabilities                     (227)     130
    Net cash provided by operating activities                   1,014    1,258
Investing activities:
  Investments and mortgage-backed securities:
   Held to maturity:
    Purchases                                                  (1,497)       0
    Proceeds from maturities and principal payments             3,260       39
  Available for sale:
    Purchases                                                  (1,990)  (4,156)
    Proceeds from sales                                         3,083        0
    Proceeds from maturities                                        0        0
  Purchases of premises and equipment                            (550)    (250)
  Net (increase) decrease in loans                              1,292     (131)
  Proceeds from sale of other real estate owned                   102       70
    Net cash provided by (used in) investing activities         3,700   (4,428)
Financing activities:
  Net increase (decrease) in borrowings                         1,513     (588)
  Net increase (decrease) in deposits                           5,807    4,114
  Proceeds from exercise of stock options
    and stock purchase plan                                       166       64
  Dividends paid                                                 (193)    (157)
    Net cash used by financing activities                       7,293    3,433
Increase (decrease) in cash and cash equivalents               12,007      263
Cash and cash equivalents at beginning of year                 12,604   11,700
Cash and cash equivalents at end of year                      $24,611  $11,963
Cash paid during the year:
  Interest on deposits and other borrowings                     2,055    1,970
  Income taxes                                                    100        0
  Transfers of loans to other real estate owned                   864      205
Sales of other real estate owned financed by the bank              72      134



                  See notes to consolidated financial statements.

                   WESTBANK CORPORATION AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

NOTE A - GENERAL INFORMATION

Westbank Corporation (hereinafter sometimes referred to as "Westbank") is a registered Bank Holding Company organized to facilitate the expansion and diversification of the business of Park West Bank and Trust Company (hereinafter sometimes referred to as "Park West") into additional financial services related to banking. Substantially all operating income and net income of the Corporation are presently accounted for by Park West.


NOTE B - CURRENT OPERATING ENVIRONMENT

Since December 1994, Park West has been operating under a Memorandum of Understanding (the "Memorandum") with the Federal Deposit Insurance Corporation (the "FDIC") and the Commissioner of Banks for the Commonwealth of Massachusetts (the "Commissioner"). On December 11, 1995 the Memorandum was revised. The Memorandum is an informal agreement with the FDIC and the Commissioner requiring Park West, among other things, to maintain a leverage capital ratio of at least 6%, to develop a written plan of action to lessen its risk exposure to certain borrowers and to refrain from extending or renewing credit to any borrower who has a loan or extension of credit with Park West that has been charged off or classified, without first obtaining majority approval of Park West's Board of Directors. Park West must maintain the allowance for losses at a level commensurate to the risk in the loan portfolio and correct other deficiencies noted in the exam. The Memorandum requires Park West to obtain approval from the FDIC and the Commissioner prior to paying or declaring a dividend. Finally, Park West is required to make quarterly reports to the FDIC and the Commissioner detailing the form and manner of action taken to secure compliance with the Memorandum.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") imposes significant regulatory restrictions and requirements on banking institutions insured by the FDIC and their holding companies. FDICIA established capital categories into which financial institutions are placed based on capital level. Each capital category establishes different degrees of regulatory restrictions which can apply to a financial institution. As of March 31, 1996, Park West's capital was at a level that placed the Bank in the "well capitalized" category as defined by FDICIA.

FDICIA imposes a variety of other restrictions and requirements on insured banks. These include significant regulatory reporting requirements such as insuring that a system of risk-based deposit insurance premiums and civil money penalties for inaccurate deposit assessment reports exists. In addition, FDICIA imposes a system of regulatory standards for bank and bank holding company operations, detailed truth in savings disclosure requirements, and restrictions on activities authorized by state law but not authorized for national banks.

The weak economy and real estate market continues to impair the financial results of the Corporation. Despite these weaknesses the Corporation has managed significant improvements in earnings and asset quality. As a result of the continued aggressive management of problem loans, the Board of Directors and management believe the Corporation is positioned to comply with the Memorandum as well as the requirements of FDICIA.

NOTE C - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for the first quarter ended March 31, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles for interim information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

For further information, please refer to the Consolidated Financial Statements and footnotes thereto included in the Westbank
Corporation's Annual Report on Form 10-K for the year ended December
31, 1995.


NOTE D - CHANGES IN ACCOUNTING PRINCIPLES

On January 1, 1996 the Bank adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights". This statement requires allocation of the total cost of mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. The adoption of this statement did not have a material effect on the Bank's financial condition or results of its operations.

The Bank has elected to adopt Statement of Financial Accounting
Standards No.  123, "Accounting for Stock-Based Compensation," in
1996 through disclosure only.

NOTE E - NET INCOME PER SHARE

Earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding and common stock equivalent shares arising from unexercised stock options. The weighted average of common and common stock equivalents for the period ended March 31, 1996 and 1995, amounted to 3,351,437 and 3,234,625 shares, respectively.

NOTE F - COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, there are outstanding commitments and contingent liabilities, such as, standby letters of credit and commitments to extend credit. As of March 31, 1996 standby letters of credit amounted to $927,000 and loan commitments were $29,703,000 and unused balances available on home equity lines of credit were $7,790,000.

Trust Assets - Property with a book value of $107,417,000 at March 31, 1996 held for customers in a fiduciary or agency capacity, is not included in the accompanying Balance Sheet since such items are not assets of the Bank.

NOTE G - STOCKHOLDERS' EQUITY

The FDIC imposes leverage capital ratio requirements for state non-member Banks. The Bank's leverage capital ratio as of March 31, 1996 and December 31, 1995 was 6.99% and 6.87% respectively.

In addition, the FDIC has established risk-based capital requirements for insured institutions of, Tier 1 risk-based capital of 4.00% and total risk-based capital of 8.00%. The Bank's risk-based capital at March 31, 1996, for Tier 1 was 10.02% and total risk-based capital was 11.28%.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Changes in Financial Condition -
Total consolidated assets amounted to $261,208,000 on March 31, 1996, compared to $253,777,000 on December 31, 1995. As of March 31, 1996 and March 31, 1995, earning assets amounted to, respectively, $245,818,000 or 94% of total assets, and $230,500,000, or 93% of total assets. Earning assets increased during the first three months of 1996 as a result of increases in securities loans and temporary funds. Deposits originated from two newly opened supermarket branches provided the funds to support the increase in earning assets.

During the first three months of 1996, the Corporation securitized approximately $3.6 million of residential mortgages into mortgage-backed securities, which were placed into the Corporation's securities available-for-sale account. During the quarter, the Corporation also sold approximately $3 million of mortgage-backed securities resulting in a gain of $112,000.

Changes in Results of Operations - For the quarter ended March 31, 1996, net income totaled $564,000 compared to $855,000 for the three-month period ended March 31, 1995. Included in the results of the 1995 quarter is a tax benefit of $400,000, which is the result of a decrease in the valuation reserve pertaining to deferred tax assets.

An overall increase in interest income and interest expense reflects an increase in volume and interest rates on earning assets and interest-bearing deposits. Further analysis is provided in sections on net interest revenue and supporting schedules.

Allowance for Loan/Lease Losses and Non-Performing Assets - A decrease has been reflected in the provision for loan losses in the quarter with $140,000 being provided compared to $450,000 in 1995. Loans and leases written off against the allowance for loan/lease losses after recoveries amounted to ($69,000) for the first three months of 1996 versus $1,035,000 for the same period of 1995.

After giving effect to the actions described above, the allowance for loan/lease losses at March 31, 1996 totalled $3,916,000 or 2.01% of total loans/leases, as compared to $3,707,000 or 1.84% at December 31, 1995.

Non-performing past due loans/leases at March 31, 1996 aggregated $5,103,000 or 2.61% of total loans/leases compared to $6,896,000 or 3.43% at December 31, 1995. The percentage of non-performing and past due loans/leases compared to total assets on those same dates, respectively, amounted to 1.95% and 2.71%.

The change in non-performing loans was primarily the result of the resolution of one large real estate loan totaling approximately $2,300,000 which resulted in a recovery of $280,000, and the transfer to non-performing status of one commercial loan totaling $730,000.

Other real estate owned increased during the most recent quarter by $318,000 compared to the same period of 1995 and totals $1,858,000. Included in this amount is one property totaling $290,000 which the Corporation holds for investment purposes. The percentage of other real estate owned to total assets as of March 31, 1996 and March 31, 1995 amounted to .71% and .62%, respectively.

Management has made every effort to recognize all circumstances known at this time which could affect the collectibility of loan/leases and has reflected these in deciding as to the provision for loan/lease losses, the writing down of other real estate owned and impaired loans to fair value and other loans (watch list) monitored by management, the charge-off of loans/leases and the balance in the allowance for loan/lease losses. Management deems that the provision for the quarter, and the balance in the allowance for loan/lease losses, are adequate based on results provided by the grading system and circumstances known at this time.

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



                                                            QUARTER ENDED
(Dollar amounts in thousands)                          03-31-96       03-31-95
    Interest and divided income                        $  4,952       $  4,766
    Interest expense                                      2,071          1,926
    Net interest income                                   2,881          2,840
    Tax equivalent adjustment                                 4              8
    Net interest income
     (taxable equivalent)                              $  2,885       $  2,848


INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS

(Dollar amounts in thousands)
                                                        QUARTER ENDED
                                                   03-31-96        03-31-95
(Taxable Equivalent)                            Average         Average
                                                Balance   Rate  Balance  Rate
Earning Assets                                  $238,565  8.31% $228,952 8.34%
Interest-bearing
  liabilities                                   $192,091  4.31% $190,707 4.04%
Interest rate spread                                      4.00           4.30

Interest-free
  resources used to
  fund earning assets                             46,474          38,245
Total Sources of Funds                          $238,565  3.47  $228,952 3.36

Net Yield on Earning Assets                               4.84%          4.98%

CHANGES IN NET INTEREST INCOME

(Dollar amounts in thousands)


                                                 QUARTER ENDED MARCH 31, 1996

(Taxable Equivalent)                                        O V E R

                                                 QUARTER ENDED MARCH 31, 1995

                                                         CHANGE DUE TO

                                                 VOLUME      RATE        TOTAL
Interest Income:
Loans/Leases                                       $ 68     $  24        $ 92
Securities                                           36         5          41
Federal funds                                        54        (5)         49

Total Interest Earned                               158        24         182
Interest Expense:
Interest bearing deposits                            18       161         179
Other Borrowed Funds                                 (5)      (29)        (34)

Total Interest Expense                             $ 13     $ 132        $145

Net Interest Income                                $145     $(108)       $ 37


Net interest earned on a taxable equivalent basis increased to $2,885,000 in the first quarter of 1996, up $37,000 as compared with the comparable period of 1995.

Average earning assets increased by $9,613,000 during the first quarter of 1996. The average earning base was $238,565,000 compared to $228,952,000 in the same period last year.


OPERATING EXPENSES

The components of total operating expenses for the periods and their percentage of gross income are as follows:

(Dollar amounts in thousands)
                                                        QUARTER ENDED
                                                   3-31-96         3-31-95
                                                Amount Percent  Amount Percent
Salaries and benefits                           $1,044  18.79%  $  956  18.11%
Other real estate - expense                        151   2.72      130   2.46
Other non-interest expense                         940  16.92      839  15.90
Occupancy - net                                    217   3.90      187   3.55
Total Operating Expenses                        $2,352  42.33%  $2,112  40.02%


COMPONENTS RATIOS

Ratio of "Tier 1" leverage capital
  to total assets at end of period                    6.90%              6.98%



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

The following are the Corporation's risk-based capital ratios at March 31, 1996:

           Tier 1 Capital (minimum required 4.00%)   10.20%
           Tier 2 Capital (minimum required 8.00%)   11.46%


INTEREST RATE SENSITIVITY

The following table sets forth the distribution of the repricing of the Corporation's earning assets and interest bearing liabilities as of March 31, 1996.


(Dollar amounts in thousands)

                        Three    Over Three     Over One       Over
                       Months     Months to      Year to       Five
                      or Less      One Year   Five Years      Years      Total
Earning Assets        $73,749      $ 42,236     $ 69,206    $60,627   $245,818
Interest Bearing
  Liabilities          75,894        51,454       72,151               199,499
Interest Rate
  Sensitivity Gap     $(2,145)     $ (9,218)    $ (2,945)   $60,627   $ 46,319



Cumulative Interest
  Rate
  Sensitivity Gap     $ 2,145      $(11,363)    $(14,308)   $46,319


Interest Rate
  Sensitivity
  Gap Ratio            (0.87)%       (3.75)%      (1.20)%     24.66%


Cumulative Interest
  Rate Sensitivity
  Gap Ratio            (0.87)%       (4.62)%      (5.82)%     18.84%



LIQUIDITY

Cash and due from banks, federal funds sold, investment securities, mortgage-backed securities and loans available for sale, as compared to deposits and short term liabilities, are used by the Corporation to compute its liquidity on a daily basis. At March 31, 1996, the Corporation's ratio of such assets to total deposits and borrowed funds was 18.12%.

PROVISION AND ALLOWANCE FOR LOAN/LEASE LOSSES

(Dollar amounts in thousands)
                                                               QUARTER ENDED
                                                             3-31-96   3-31-95
Balance at beginning of period                               $ 3,707   $ 3,325
Provision charged to expense                                     140       450
                                                             $ 3,847   $ 3,775
Less Charge-offs:
  Loans secured by real estate                                   182       791
  Commercial and industrial loans                                 14       204
  Consumer loans                                                  27        57
                                                             $   223   $ 1,052
Add-Recoveries:
  Loans secured by real estate                                   283         0
  Commercial and industrial loans                                  1         2
  Consumer loans                                                   7        13
  Lease financing receivables                                      1         2
                                                                 292        17
Net charge-offs (recoveries)                                     (69)    1,035
Balance at end of period                                     $ 3,916   $ 2,740
Net Charge-offs (recoveries) to:
  Average loans/leases                                         (.03)%     .53%
  Loans/leases at end of period                                (.04)%     .53%
  Allowance for loan/lease losses                             (1.76)%   37.77%

Allowance for loan/lease losses
  as a percentage of:
    Average loans/leases                                       1.97%     1.40%
    Loans/leases at end of period                              2.01%     1.40%

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

NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS

(Dollar amounts in thousands)

Non-Accrual Loans:          03-31-96  12-31-95   09-30-95  06-30-95  03-31-95
Loans secured by real estate$  3,172  $  5,450   $  2,124  $  2,745  $  3,302
Construction/Land development    464       353        361        52        58
Commercial and Industrial Loans  838       373        302       299       357
Consumer Loans                     7         4         13        16        24
                               4,481     6,180      2,800     3,112     3,741

Loans Contractually
 past due 90 days or more
 still accruing:
Loans secured by real estate     145       128        271       201       117
Commercial and Industrial Loans   20       135        118        50         0
Consumer Loans                    20        14         16        14         8
                                 185       277        405       265       125

Restructured Loans               437       439        442       496       498

Total non-accrual, past
 due and restructured
 loans                      $  5,103  $  6,896   $  3,647  $  3,873  $  4,364

Non-accrual, past due and
 restructured loans
 as a percentage of total
 loans                          2.61%     3.43%      1.80%     1.98%     2.24%


Allowance for loan
 losses as a percentage of
 non accrual, past due and
 restructured loans            76.74%    53.76%    105.18%    77.59%    62.79%


OTHER REAL ESTATE

Other real estate owned - net$  1,858  $  1,300   $  1,237  $  1,775 $  1,540



Total non-performing assets $  6,961  $  8,196   $  4,884  $  5,648  $  5,904


Non-performing assets as a
  percentage of total assets    2.66%     3.23%      1.86%     2.19%     2.38%

                     WESTBANK CORPORATION AND SUBSIDIARIES
                        QUARTER TO DATE AVERAGE BALANCES
                       INTEREST EARNED - INTEREST EXPENSE
                       (RATES ON A TAX EQUIVALENT BASIS)


(Dollar amounts in thousands)

                             THREE MONTHS ENDED              THREE MONTHS ENDED
                                March 31, 1996                 March 31, 1995
                          Balance    Interest   Rate     Balance   Interest   Rate
Federal Funds sold and
  temporary investments   $  6,556   $     81   4.94%    $  2,266  $     32   5.65%
Securities                  33,242        536   6.45       31,037       495   6.38
Loans/leases               198,767      4,339   8.73      195,649     4,247   8.68

Total earning assets       238,565   $  4,956   8.31      278,952  $  4,774   8.34

Loan/lease loss allowance   (3,809)                        (3,260)
All other assets            18,837                         18,813

TOTAL ASSETS              $253,593                       $244,505


LIABILITIES AND EQUITY

Interest bearing deposits $183,733   $  2,008   4.37     $181,897  $  1,829   4.02
Borrowed funds               8,358         63   3.02        8,810        97   4.40
Total interest bearing
   liabilities             192,091   $  2,071   4.31      190,707  $  1,926   4.04

Interest rate spread                            4.00%                         4.30%

Demand deposits             42,526                         37,040
Other liabilities            1,053                            806
Shareholders' equity        17,923                         15,952

TOTAL LIABILITIES
      AND EQUITY          $253,593                       $244,505


Net Interest Income                  $  2,885                      $  2,848

Interest Earned/Earning Assets                  8.31%                         8.34%

Interest Expense/Earning Assets                 3.47                          3.36

Net Yield on Earning Assets                     4.84%                         4.98%

Deduct - Tax Equivalent Adjustment          4                             8


NET INTEREST INCOME                  $  2,881                      $  2,840



                          PART II - OTHER INFORMATION



ITEM 1.   Legal Proceedings - None


ITEM 2.   Changes in Rights of Securities Holders - None


ITEM 3.   Defaults by Company on its Senior Securities - None


ITEM 4.   Results of Votes on Matters Submitted
            to a Vote of Security Holders - None


ITEM 5.   Other Events

Information Concerning Forward-Looking Statements.

     Westbank has made and may make in the future forward looking statements concerning future performance, including but not limited to future earnings, and events or conditions which may affect such future performance. These forward looking statements are based upon management's expectations and belief concerning possible future developments and the potential effect of such future developments on Westbank. There is no assurance that such future developments will be in accordance with management's expectations and belief or that the effect of any future developments on Westbank will be those anticipated by Westbank management.

     All assumptions that form the basis of any forward looking statements regarding future performance, as well as events or conditions which may affect such future performance, are based on factors that are beyond Westbank's ability to control or predict with precision, including future market conditions and the behavior of other market participants. Among the factors that could cause actual results to differ materially from such forward looking statements are the following:

     1. The status of the economy in general, as well as in Westbank's prime market area, Western Massachusetts;

     2.  The recovery of the real estate market in Western Massachusetts;

     3. Competition in Westbank's prime market area from other banks, especially in light of continued consolidation in the New England banking industry.

     4.  Any changes in federal and state bank regulatory requirements;

     5.  Changes in interest rates; and

     6. The cost and other effects of unanticipated legal and administrative cases and proceedings, settlements and investigations.

     While Westbank periodically reassesses material trends and uncertainties affecting the Corporation's performance in connection with is preparation of management's discussion and analysis of results of operations and financial condition contained in its quarterly and annual reports, Westbank does not intend to review or revise any particular forward looking statement in light of future events.


ITEM 6.   Exhibits and Reports on Form 8 - None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.







                                           WESTBANK CORPORATION






Date:   May 10, 1996
                                           Donald R. Chase,
                                           President and
                                           Chief Executive Officer









Date:   May 10, 1996
                                           John M. Lilly,
                                           Treasurer and
                                           Chief Financial Officer