Form 10-Q
period 1996-06-30
WESTBANK CORP
filed 1996-08-13
CIK 742070

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

               For the quarterly period ended June 30, 1996


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

                              YES  X  NO


          Common stock, par value $2 per share: 3,299,844 shares outstanding as of July 31, 1996.

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

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
                                                (Unaudited)
(Dollar amounts in thousands)                  June 30, 1996  December 31, 1995

ASSETS
Cash and due from banks:
    Non-interest bearing                           $  12,070          $  11,195
    Interest bearing                                     792                509
Federal Funds sold                                     2,200                900

Total cash and cash equivalents                       15,062             12,604

Investment securities available for sale              16,017             16,907
Investment securities held to maturity (approximate
  market value of $21,251 in 1996 $18,402 in 1995)    21,305             18,209

Total securities                                      37,322             35,116

Loans                                   $ 203,996             $ 192,145
Mortgage loans held-for-sale                5,852                 8,826
Allowance for loan losses                  (2,647)               (3,707)

      Net-loans                                      207,201            197,264
Bank premises and equipment                            4,405              3,643
Other real estate owned - net of
  allowance for losses of $236 in
  1996 and $65 in 1995                                 1,303              1,300
Accrued interest receivable                            1,795              1,658
Deferred income taxes                                    602                364
Other assets                                           1,820              1,828

TOTAL ASSETS                                       $ 269,510          $ 253,777

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Non-interest bearing                           $  42,547          $  43,981
    Interest bearing                                 195,261            183,981

        Total Deposits                               237,808            227,962
Borrowed funds                                        12,294              7,177
Accrued interest payable                                 300                309
Other liabilities                                        693                626

         Total Liabilities                           251,095            236,074

Stockholders' Equity:
 Common stock  - $2 par value
      Authorized    - 9,000,000 shares
      Issued   - 3,275,645 shares in 1996 and
            3,221,603 shares in 1995                   6,551              6,443
    Additional paid in capital                         7,388              7,141
    Retained earnings                                  4,734              4,053
    Net unrealized gain (loss) on securities available
      for sale                                          (258)                66

       Total Stockholders' Equity                     18,415             17,703

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 269,510          $ 253,777

  See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME


         (Unaudited)
(Dollar amounts in thousands)
                                      QUARTER ENDED           SIX MONTHS ENDED
                                     06-30-96  06-30-95       06-30-96  06-30-95
Income:
  Interest and fees on loans         $4,358    $4,460         $8,693    $8,699
  Interest and dividend income
     on securities                      626       579          1,162     1,074
  Interest on temporary investments      69        80            150       112

Total interest and dividend income    5,053     5,119         10,005     9,885
Interest expense                      2,147     2,211          4,218     4,137

Net interest income                   2,906     2,908          5,787     5,748
Provision for loan losses               352       350            492       800

Net interest income after provision
  for loan losses                     2,554     2,558          5,295     4,948

Security gains                                                   112
Other non-interest income               551       523          1,043     1,035

Total non-interest income               551       523          1,155     1,035

Non-interest expenses:
  Salaries and benefits               1,036       945          2,080     1,901
  Other real estate-provision for losses 50       100            181       110
                   -operating expenses   19        90             39       210
  Other non-interest expense            919       949          1,859     1,788
  Occupancy - net                       226       166            443       353

Total non-interest expense            2,250     2,250          4,602     4,362

Income before income taxes              855       831          1,848     1,621
Income taxes                            350       284            779       219


Net Income                           $  505    $  547         $1,069    $1,402

Net income per share                 $ 0.15    $ 0.17         $ 0.32    $ 0.43

Weighted average shares of common
  stock and common share
  equivalents                     3,403,431 3,253,803      3,377,086 3,238,077


  See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 1995 AND SIX MONTHS ENDED JUNE 30, 1996

(1996 Unaudited)

(Dollar amounts in thousands)



								             					     UNREALIZED
                                                                 GAIN (LOSS) ON
                                   COMMON STOCK  ADDITIONAL          SECURITIES
                             NUMBER OF        PAR   PAID IN  RETAINED AVAILABLE
                             SHARES         VALUE   CAPITAL  EARNINGS  FOR SALE   TOTAL
DECEMBER 31, 1994            3,138,167    $ 6,276   $ 6,877  $ 2,334    $ (143) $15,344

Net income                                                     2,353              2,353
Cash dividends declared
 ($.20 per share)                                               (634)              (634)
Shares issued:
 Stock option plan              16,342         33         4                          37
 Dividend reinvestment
   and stock purchase plan      67,094        134       260                         394
Change in unrealized gain
 (loss) on securities
   available for sale                                                      209      209

BALANCE-DECEMBER 31, 1995    3,221,603      6,443     7,141    4,053        66   17,703

Cash Dividend Declared
   ($0.12 per share)                                            (388)              (388)

Shares issued:

 Dividend reinvestment plan     23,062         47       110                         157

 Stock purchase plan            27,765         55       131                         186

 Stock option plan               3,215          6         6                          12

Change in unrealized gain (loss)
 on securities available
   for sale                                                               (324)    (324)

Net income                                                     1,069              1,069

BALANCE-JUNE 30, 1996        3,275,645    $ 6,551   $ 7,388  $ 4,734    $ (258) $18,415



      See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1996 AND 1995
(Unaudited)

(Dollar amounts in thousands)
                                                                          1996     1995
Operating activities:
 Net income                                                             $1,069   $1,402
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                              492      800
    Depreciation and amortization                                          309      238
    Provision for other real estate owned                                  181      110
    (Increase) Decrease in accrued interest receivable                    (137)     (39)
    Realized gain on sale of securities                                   (112)
    Realized (gain) loss on sale of other real estate owned                 24       (2)
    Realized (gain) loss on sale of loans                                  (66)
    Realized (gain) loss on sale of equipment                              (17)      15
    Increase in deferred taxes                                              (1)    (261)
    Increase (decrease) in interest payable on deposits                     (9)      49
    (Increase) decrease in other assets                                    (26)     496
    Increase (decrease) in other liabilities                                67      119

    Net cash provided by operating activities                            1,774    2,927

Investing activities:
  Investments and mortgage-backed securities:
   Held to maturity:
    Purchases                                                           (6,382)  (1,500)
    Proceeds from maturities and principal payments                      3,286    2,500
  Available for sale:
    Purchases                                                           (2,456)  (9,971)
    Proceeds from sales                                                  2,857
    Proceeds from maturities                                             3,679      794
  Purchases of premises and equipment                                   (1,071)    (374)
  Net (increase) decrease in loans                                     (15,166)  (1,409)
  Proceeds from sale of equipment                                           17
  Proceeds from sale of other real estate owned                            990      331

    Net cash used in investing activities                              (14,246)  (9,629)

Financing activities:
  Net increase (decrease) in borrowings                                  5,117   (2,296)
  Net increase (decrease) in deposits                                    9,846   14,762
  Proceeds from exercise of stock options and stock purchase plan          355      177
  Dividends paid                                                          (388)    (315)

    Net cash used in financing activities                               14,930   12,328

Increase in cash and cash equivalents                                    2,458    5,626
Cash and cash equivalents at beginning of period                        12,604   11,700

Cash and cash equivalents at end of period                             $15,062  $17,326

Cash paid during the year:
  Interest on deposits and other borrowings                              4,227    2,055
  Income taxes                                                             511      100
  Transfers of loans to other real estate owned                          1,481      864

Sales of other real estate owned financed by the bank                       72       72

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


NOTE B - CURRENT OPERATING ENVIRONMENT

Since December 1994, Park West has been operating under a Memorandum of Understanding (the "Memorandum") with the Federal Deposit Insurance Corporation (the "FDIC") and the Commissioner of Banks for the Commonwealth of Massachusetts (the "Commissioner"). On December 11, 1995 the Memorandum was revised. The Memorandum is an informal agreement with the FDIC and the Commissioner requiring Park West, among other things, to maintain a leverage capital ratio of at least 6%, to develop a written plan of action to lessen its risk exposure to certain borrowers and to refrain from extending or renewing credit to any borrower who has a loan or extension of credit with Park West that has been charged off or classified, without first obtaining majority approval of Park West's Board of Directors. Park West must maintain the allowance for losses at a level commensurate to the risk in the loan portfolio and correct other deficiencies noted in the exam. The Memorandum requires Park West to obtain approval from the FDIC and the Commissioner prior to paying or declaring a dividend. Finally, Park West is required to make quarterly reports to the FDIC and the Commissioner detailing the form and manner of action taken to secure compliance with the Memorandum. Park West is currently in compliance with all the requirements of the Memorandum.

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


NOTE C - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for the second quarter ended June 30, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles for interim information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

For further information, please refer to the Consolidated Financial Statements and footnotes thereto included in the Westbank
Corporation's Annual Report on Form 10-K for the year ended December
31, 1995.


WESTBANK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)


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


NOTE E - NET INCOME PER SHARE

Net earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding and common stock equivalent shares arising from unexercised stock options. The weighted average of common stock and common stock equivalents for the periods ended June 30, 1996 and 1995, amounted to 3,377,086 and 3,238,007 shares, respectively.


NOTE F - COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, there are outstanding commitments and contingent liabilities, such as, standby letters of credit and commitments to extend credit. As of June 30, 1996 standby letters of credit amounted to $942,000 and loan commitments were $29,674,000 and unused balances available on home equity lines of credit were $8,474,000.

Trust Assets - Assets with a book value of $105,600,000 at June 30, 1996 held for customers in a fiduciary or agency capacity, is not included in the accompanying Balance Sheet since such items are not assets of the Bank.


NOTE G - STOCKHOLDERS' EQUITY

The FDIC imposes leverage capital ratio requirements for state non-member Banks. The Bank's leverage capital ratio as of June 30, 1996 and December 31, 1995 was 6.82% and 6.87% respectively, which is above the leverage capital ratio required under the Memorandum. In addition, the FDIC has established risk-based capital requirements for insured institutions. Under those requirements, Tier 1 risk based capital must be at least 4% while total risk-based capital must be at a minimum of 8%. The Bank's Tier 1 risk-based capital was 9.89% on June 30, 1996 and total risk-based capital was 11.14%.

WESTBANK CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Changes in Financial Condition -
Total consolidated assets amounted to $269,510,000 on June 30, 1996, compared to $253,777,000 on December 31, 1995. As of June 30, 1996 and June 30, 1995, earning assets amounted to, respectively, $250,162,000 or 93% of total assets, and $239,103,000, or 93% of total assets. Earning assets increased during the first six months of 1996 as a result of increases in securities, loans and temporary funds. Deposits originated from three newly opened supermarket branches provided the funds to support the increase in earning assets.

During the first three months of 1996, the Corporation securitized approximately $3.6 million of residential mortgages into mortgage-backed securities, which were placed into the Corporation's securities available-for-sale account. During the first quarter, the Corporation also sold approximately $3 million of mortgage-backed securities resulting in a gain of $112,000.

Changes in Results of Operations - For the quarter ended June 30, 1996 net income totaled $505,000 compared to $547,000 for the three month period ended June 30, 1995. For the six months ended June 30, 1996, net income was $1,069,000 compared to $1,402,000 for the same period during 1995.

For the six months ended June 30, 1996 the Corporation recorded tax expense totaling $779,000 versus $219,000 during 1995. The lower tax expense during 1995 was a result of a decrease in the valuation reserve pertaining to deferred tax assets.

An overall increase in interest income and interest expense for the period ended June 30, 1996, reflects an increase in volume and decreases in interest rates on earning assets and interest-bearing deposits. Further analysis is provided in sections on net interest revenue and supporting schedules.

Allowance for Loan Losses and Non-Performing Assets - A slight increase has been reflected in the provision for loan losses in the current quarter with $352,000 being provided compared to $350,000 in the quarter ending June 30, 1995. For the six month period ended June 30, 1996 the provision for loan losses declined by $308,000 compared to the same period one year ago.

After giving effect to the actions described above, the allowance for loan losses at June 30, 1996 totalled $2,647,000 or 1.26% of total loans, as compared to $3,707,000 or 1.84% at December 31, 1995.

Non-performing past due loans at June 30, 1996 aggregated $3,113,000 or 1.48% of total loans compared to $6,896,000 or 3.43% at December 31, 1995. The percentage of non-performing and past due loans compared to total assets on those same dates, respectively, amounted to 1.16% and 2.71%. The change in non-performing loans was primarily the result of the sale of a pool of non-performing loans which resulted in net proceeds to the Corporation of approximately $2,000,000.

Other real estate owned increased by $295,000 compared to December 31, 1995. The percentage of other real estate owned to total assets as of June 30, 1996 and December 31, 1995 amounted to 0.48% and
0.40% respectively.

Management has made every effort to recognize all circumstances known at this time which could affect the collectibility of loans and has reflected these in establishing the provision for loan losses, the writing down of other real estate owned and impaired loans to fair value and other loans (watch list) monitored by management, the charge-off of loans and the balance in the allowance for loan losses. Management deems that the provision for the quarter, and the balance in the allowance for loan losses, are adequate based on results provided by the grading system and circumstances known at this time.

WESTBANK CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

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


(Dollar amounts in thousands)
                                           QUARTER ENDED      SIX MONTHS ENDED
                                         06-30-96  06-30-95  06-30-96  06-30-95

    Interest and divided income            $5,053    $5,119   $10,005    $9,885
    Interest expense                        2,147     2,211     4,218     4,137

    Net interest income                     2,906     2,908     5,787     5,748


INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS

(Dollar amounts in thousands)

                                 QUARTER ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                 1996             1995            1996             1995

                            Average         Average         Average           Average
                            Balance  Rate   Balance  Rate   Balance   Rate    Balance   Rate

Earning Assets             $247,775  8.16% $236,920  8.64%  $243,170  8.23%   $232,936  8.49%

Interest-bearing
  liabilities               202,268  4.25%  197,319  4.48%   197,180  4.28     194,013  4.26

Interest rate spread                 3.91            4.16             3.95              4.23

Interest-free
  resources used to
  fund earning assets        45,507          39,601           45,990            38,923

Total Sources of Funds     $247,775  3.47  $236,920  3.73   $243,170  3.47    $232,936  3.55

Net Yield on Earning Assets          4.69%           4.91%            4.76%             4.94%


WESTBANK CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


CHANGES IN NET INTEREST INCOME

(Dollar amounts in thousands)

		                       QUARTER ENDED 06-30-96     SIX MONTHS ENDED 06-30-96
                                      O V E R                      O V E R
                               QUARTER ENDED 06-30-95     SIX MONTHS ENDED 06-30-95

                                   CHANGE DUE TO                CHANGE DUE TO
                               VOLUME    RATE  TOTAL      VOLUME     RATE     TOTAL
Interest Income:
Loans                            $177  $(279) $(102)        $245   $(251)       $(6)
Securities                         42      5     47           78      10         88
Federal funds                       5    (16)   (11)          59     (21)        38

Total Interest Earned             224   (290)   (66)         382    (262)       120

Interest Expense:
Interest bearing deposits          27    (96)   (69)          45      65        110
Other Borrowed Funds               20    (15)     5           15     (44)       (29)

Total Interest Expense            $47  $(111)  $(64)         $60     $21        $81

Net Interest Income              $177  $(179)   $(2)        $322   $(283)       $39


Net interest earned remained level during the second quarter of 1996 compared to the second quarter of 1995. For the six month period ended June 30, 1996 net interest income increased by $39,000 versus the same period of 1995.

Average earning assets increased by $10,234,000 during the first six months of 1996. The average earning base was $243,170,000 compared to $232,936,000 in the same period last year.


OPERATING EXPENSES


The components of total operating expenses for the periods and their percentage of gross income are as follows:

(Dollar amounts in thousands)

                                         QUARTER ENDED                              SIX MONTHS ENDED
                                        06-30-96            06-30-95          06-30-96           06-30-95

                                    Amount   Percent    Amount  Percent   Amount   Percent   Amount   Percent
Salaries and benefits               $1,036   18.49%     $945    16.75%    $2,080   18.64%    $1,901   17.41%
Other real estate - expense             69    1.23       190     3.37        220    1.97        320    2.93
Other non-interest expense             919   16.40       949    16.82      1,859   16.65      1,788   16.37
Occupancy - net                        226    4.03       166     2.94        443    3.98        353    3.24

Total Operating Expenses            $2,250   40.15%   $2,250    39.88%    $4,602   41.24%    $4,362   39.95%

For the six month period operating expenses increased by approximately $240,000 primarily the result of the addition of three new branch offices opened late in 1995 and early 1996.

WESTBANK CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


COMPONENTS RATIOS

Ratio of "Tier 1" leverage capital
  to total assets at end of period                   6.93%     6.53%

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

The following are the Corporation's risk-based capital ratios at June 30, 1996:

         Tier 1 Capital (minimum required 4.00%)    9.97%
         Tier 2 Capital (minimum required 8.00%)   11.23%


INTEREST RATE SENSITIVITY

The following table sets forth the distribution of the repricing of the Corporation's earning assets and interest bearing liabilities as of June 30, 1996.

(Dollar amounts in thousands)

                              Three  Over Three    Over One     Over
                             Months   Months to     Year to     Five
                            or Less    One Year  Five Years    Years       Total
Earning Assets              $53,743     $42,278    $ 77,083  $77,058    $250,162
Interest Bearing
  Liabilities                67,634      66,437      73,419       65     207,555

Interest Rate
  Sensitivity Gap          $(13,891)   $(24,159)   $  3,664  $76,993    $ 42,607


Cumulative Interest
  Rate
  Sensitivity Gap          $(13,891)   $(38,050)   $(34,386) $42,607


Interest Rate
  Sensitivity
  Gap Ratio                   (5.55)%     (9.66)%      1.46%   30.78%


Cumulative Interest
  Rate Sensitivity
  Gap Ratio                   (5.55)%    (15.21)%    (13.75)%  17.03%


WESTBANK CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


LIQUIDITY

Cash and due from banks, federal funds sold, investment securities, mortgage-backed securities and loans available for sale, as compared to deposits and short term liabilities, are used by the Corporation to compute its liquidity on a daily basis. At June 30, 1996, the Corporation's ratio of such assets to total deposits and borrowed funds was 18.55%.


PROVISION AND ALLOWANCE FOR LOAN LOSSES

(Dollar amounts in thousands)
                                        QUARTER ENDED       SIX MONTHS ENDED
                                     06-30-96  06-30-95  06-30-96     06-30-95

Balance at beginning of period         $3,916    $2,740    $3,707       $3,325
Provision charged to expense              352       350       492          800

                                        4,268     3,090     4,199        4,125

Charge-offs:
  Loans secured by real estate          1,528       105     1,710          896
  Commercial and industrial loans          75                  89          204
  Consumer loans                           30        28        57           85
  Lease financing receivables                         5                      5

                                        1,633       138     1,856        1,190

Recoveries:
  Loans secured by real estate              6        10       289           10
  Commercial and industrial loans           1        39         2           41
  Consumer loans                            5         3        12           16
  Lease financing receivables                         1         1            3

                                           12        53       304           70

Net charge-offs                         1,621        85     1,552        1,120
Balance at end of period               $2,647    $3,005    $2,647       $3,005

Net Charge-offs to:
  Average loans                           .79%      .04%      .77%         .57%
  Loans at end of period                  .77%      .04%      .74%         .57%
  Allowance for loan losses             61.24%     2.83%    58.63%       37.27%

Allowance for loan losses
  as a percentage of:
    Average loans                        1.29%     1.53%     1.31%        1.53%
    Loans at end of period               1.26%     1.54%     1.26%        1.54%

The approach the Corporation uses in determining the adequacy of the allowance for loan losses is the combination of a target reserve and a general reserve allocation. Quarterly, based on an internal review of the loan portfolio, the Corporation identifies required reserve allocations targeted to recognized problem loans that, in the opinion of management, have potential loss exposure or questions relative to the depth of the collateral on these same loans. In addition, the Corporation allocates a general reserve against the remainder of the loan portfolio.

WESTBANK CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS

(Dollar amounts in thousands)

                                     06-30-96  03-31-96  12-31-95  09-30-95  06-30-95
Non-Accrual Loans:
Loans secured by real estate           $2,116    $3,172    $5,450    $2,124    $2,745
Construction/Land development              19       464       353       361        52
Commercial and Industrial Loans           856       838       373       302       299
Consumer Loans                              1         7         4        13        16

                                        2,992     4,481     6,180     2,800     3,112

Loans Contractually
 past due 90 days or more
 still accruing:
Loans secured by real estate                        145       128       271       201
Commercial and Industrial Loans            43        20       135       118        50
Consumer Loans                                       20        14        16        14

                                           43       185       277       405       265

Restructured Loans                         78       437       439       442       496

Total non-accrual, past
 due and restructured
 loans                                 $3,113    $5,103    $6,896    $3,647    $3,873

Non-accrual, past due and
 restructured loans
 as a percentage of total
 loans                                   1.48%     2.61%     3.43%     1.80%     1.98%


Allowance for loan
 losses as a percentage of
 non accrual, past due and
 restructured loans                     85.03%    76.74%    53.76%   105.18%    77.59%


OTHER REAL ESTATE

Other real estate owned - net          $1,303    $1,858    $1,300    $1,237    $1,775



Total non-performing assets            $4,416    $6,961    $8,196    $4,884    $5,648


Non-performing assets as a
  percentage of total assets             1.64%     2.66%     3.23%     1.86%     2.19%


WESTBANK CORPORATION AND SUBSIDIARIES
QUARTERLY TO DATE AVERAGE BALANCES
INTEREST EARNED - INTEREST EXPENSE

(Dollar amounts in thousands)



                                  FOR THE QUARTER ENDED       FOR THE QUARTER ENDED
                                      JUNE 30, 1996               JUNE 30, 1995
                               Balance  Interest   Rate     Balance  Interest   Rate
Federal Funds sold and
  temporary investments        $6,020        $69   4.58%     $5,664       $80   5.65%
Securities                     37,342        626   6.71      34,830       579   6.65
Loans/leases                  204,413      4,358   8.53     196,426     4,460   9.08


Total earning assets          247,775     $5,053   8.16     236,920    $5,119   8.64

Loan loss allowance            (3,598)                       (2,869)
All other assets               19,584                        18,794

TOTAL ASSETS                 $263,761                      $252,845

LIABILITIES AND EQUITY

Interest bearing deposits    $193,624     $2,086   4.31    $191,257    $2,155   4.51
Borrowed funds                  8,644         61   2.82       6,062        56   3.70

Total interest bearing
   liabilities                202,268     $2,147   4.25     197,319    $2,211   4.48

Interest rate spread                               3.91%                        4.16%

Demand deposits                42,134                        38,153
Other liabilities               1,149                           902
Shareholders' equity           18,211                        16,471

TOTAL LIABILITIES
      AND EQUITY             $263,761                      $252,845


NET INTEREST INCOME                       $2,906                       $2,908

Interest Earned/Earning Assets                     8.16%                        8.64%

Interest Expense/Earning Assets                    3.47                         3.73

Net Yield on Earning Assets                        4.69%                        4.91%



WESTBANK CORPORATION AND SUBSIDIARIES
YEAR TO DATE AVERAGE BALANCES
INTEREST EARNED - INTEREST EXPENSE

(Dollar amounts in thousands)



                                   SIX MONTHS ENDED              SIX MONTHS ENDED
                                     JUNE 30, 1996                JUNE 30, 1995
                              Balance   Interest   Rate     Balance  Interest   Rate
Federal Funds sold and
  temporary investments        $6,288       $150   4.77%     $3,820      $112   5.86%
Securities                     35,293      1,162   6.58      33,079     1,074   6.49
Loans/leases                  201,589      8,693   8.62     196,037     8,699   8.87


Total earning assets          243,170    $10,005   8.23     232,936    $9,885   8.49

Loan loss allowance            (3,703)                       (3,065)
All other assets               19,212                        18,804

TOTAL ASSETS                 $258,679                      $248,675

LIABILITIES AND EQUITY

Interest bearing deposits    $188,679     $4,094   4.34    $186,576    $3,984   4.27
Borrowed funds                  8,501        124   2.92       7,437       153   4.11

Total interest bearing
   liabilities                197,180     $4,218   4.28     194,013    $4,137   4.26

Interest rate spread                               3.95%                        4.23%

Demand deposits                42,330                        37,596
Other liabilities               1,102                           854
Shareholders' equity           18,067                        16,212

TOTAL LIABILITIES
      AND EQUITY             $258,679                      $248,675


NET INTEREST INCOME                       $5,787                       $5,748


Interest Earned/Earning Assets                     8.23%                        8.49%

Interest Expense/Earning Assets                    3.47                         3.55

Net Yield on Earning Assets                        4.76%                        4.94%



WESTBANK CORPORATION AND SUBSIDIARIES
PART II - OTHER INFORMATION



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

WESTBANK CORPORATION AND SUBSIDIARIES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.








                                           WESTBANK CORPORATION






Date:   August 13, 1996
                                     Donald R. Chase
                                     President and Chief Executive Officer









Date:   August 13, 1996
                                     John M. Lilly
                                     Treasurer and Chief Financial Officer