Form 10-Q
period 1996-09-30
WESTBANK CORP
filed 1996-11-13
CIK 742070

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

             For the quarterly period ended September 30, 1996


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

                              YES  X  NO


          Common stock, par value $2 per share: 3,334,319 shares outstanding as of October 31, 1996.

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

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (Unaudited)
(Dollar amounts in thousands)              September 30, 1996  December 31, 1995

ASSETS
Cash and due from banks:
    Non-interest bearing                            $  12,141          $  11,195
    Interest bearing                                    1,195                509
Federal Funds sold                                     10,995                900

Total cash and cash equivalents                        24,331             12,604

Investment securities available for sale               14,718             16,907
Investment securities held to maturity (approximate
  market value of $20,899 in 1996 and $18,402 in 1995) 20,986             18,209

Total investment securities                            35,704             35,116

Loans                                   $ 210,007             $ 192,145
Mortgage loans held-for-sale                5,546                 8,826
Allowance for loan losses                  (2,735)               (3,707)

      Net-loans                                       212,818            197,264
Bank premises and equipment                             4,343              3,643
Other real estate owned - net of
  allowance for losses of $360 in
  1996 and $65 in 1995                                    793              1,300
Accrued interest receivable                             1,760              1,658
Deferred income taxes                                     848                364
Other assets                                            1,043              1,828

TOTAL ASSETS                                        $ 281,640          $ 253,777

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Non-interest bearing                            $  46,801          $  43,981
    Interest bearing                                  206,776            183,981

         Total deposits                               253,577            227,962
Borrowed funds                                          7,994              7,177
Accrued interest payable                                  311                309
Other liabilities                                         677                626

         Total liabilities                            262,559            236,074

Stockholders' Equity:
 Common stock  - $2 par value
      Authorized    - 9,000,000 shares
      Issued   - 3,320,154 shares in 1996 and
            3,221,603 shares in 1995                    6,640              6,443
    Additional paid in capital                          7,497              7,141
    Retained earnings                                   5,109              4,053
    Net unrealized gain (loss) on securities available
      for sale                                           (165)                66

       Total Stockholders' Equity                      19,081             17,703

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 281,640          $ 253,777

  See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

         (Unaudited)
(Dollar amounts in thousands)
                                           QUARTER ENDED           NINE MONTHS ENDED
                                          09-30-96  09-30-95       09-30-96  09-30-95
Income:
  Interest and fees on loans              $4,529    $ 4,606        $13,222   $13,305
  Interest and dividend income
     on securities                           630        663          1,792     1,737
  Interest on temporary investments           31         69            181       181

Total interest and dividend income         5,190      5,338         15,195    15,223
Interest expense                           2,242      2,278          6,460     6,415

Net interest income                        2,948      3,060          8,735     8,808
Provision for loan losses                    176      1,190            668     1,990

Net interest income after provision
  for loan losses                          2,772      1,870          8,067     6,818

Security gains                                           98            112        98
Other non-interest income                    489        501          1,532     1,536

Total non-interest income                    489        599          1,644     1,634

Non-interest expenses:
  Salaries and benefits                    1,049        844          3,129     2,745
  Other real estate-provision for losses     124         14            305       124
                   -operating expenses        45          2             84       212
  Other non-interest expense                 829        754          2,688     2,542
  Occupancy - net                            220        166            664       519

Total non-interest expense                 2,267      1,780          6,870     6,142

Income before income taxes                   994        689          2,841     2,310
Income taxes                                 421        354          1,200       573


Net Income                               $   573    $   335        $ 1,641   $ 1,737

Net income per share                     $  0.17    $  0.10        $  0.49   $  0.53

Weighted average shares of common
  stock and common share
  equivalents                          3,417,503  3,289,039      3,379,961 3,254,913


  See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 1995 AND NINE MONTHS ENDED SEPTEMBER 30, 1996

(1996 Unaudited)

(Dollar amounts in thousands)




                                                                              UNREALIZED
                                                                              GAIN (LOSS)
                                    COMMON STOCK     ADDITIONAL            ON SECURITIES
                               NUMBER OF        PAR     PAID IN  RETAINED      AVAILABLE
                                  SHARES      VALUE     CAPITAL  EARNINGS       FOR SALE   TOTAL
DECEMBER 31, 1994              3,138,167    $ 6,276     $ 6,877  $ 2,334         $ (143)  $ 15,344

Net income                                                         2,353                     2,353
Cash dividends declared
 ($.20 per share)                                                   (634)                     (634)
Shares issued:
 Stock option plan                16,342         33           4                                 37
 Dividend reinvestment
   and stock purchase plan        67,094        134         260                                394
Change in unrealized gain
 (loss) on securities
   available for sale                                                               209        209

BALANCE-DECEMBER 31, 1995      3,221,603     6,443        7,141    4,053             66              17,703

Cash Dividend Declared
  ($0.18 per share)                                                 (585)                     (585)

Shares issued:

 Dividend reinvestment plan       34,861        71          168                                239

 Dividend reinvestment
   and stock purchase plan        63,690       126          188                                314

Change in unrealized gain (loss)
 on securities available
   for sale                                                                        (231)      (231)

Net income                                                         1,641                     1,641

BALANCE-SEPTEMBER 30, 1996     3,320,154   $ 6,640      $ 7,497  $ 5,109         $ (165)  $ 19,081



      See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
(Unaudited)
(Dollar amounts in thousands)
                                                                 1996     1995

Operating activities:
 Net income                                                    $1,641   $1,737
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                     668    1,990
    Depreciation and amortization                                 464      357
    Provision for other real estate owned                         305      124
    (Increase) in accrued interest receivable                    (102)    (161)
    Realized gain on sale of securities                          (112)     (98)
    Realized gain loss on sale of other real estate owned          (3)     (13)
    Realized gain loss on sale of loans                           (66)
    Realized (gain) loss on sale of equipment                     (17)      14
    Increase in deferred taxes                                   (484)    (258)
    Increase in interest payable on deposits                        2       67
    (Increase) decrease in other assets                           785     (107)
    Increase in other liabilities                                  51      691

    Net cash provided by operating activities                   3,132    4,343

Investing activities:
  Investments and mortgage-backed securities:
   Held to maturity:
    Purchases                                                  (7,579)  (4,500)
    Proceeds from maturities and principal payments             4,802    5,847
  Available for sale:
    Purchases                                                  (2,456) (11,638)
    Proceeds from sales                                         2,857    2,707
    Proceeds from maturities                                    5,238      580
  Purchases of premises and equipment                            (947)    (531)
  Net (increase) decrease in loans                            (21,094)  (8,413)
  Proceeds from sale of equipment                                  17
  Proceeds from sale of other real estate owned                 1,357      708

    Net cash used in investing activities                     (17,805) (15,240)

Financing activities:
  Net increase (decrease) in borrowings                           817   (1,813)
  Net increase in deposits                                     25,615   18,710
  Proceeds from exercise of stock options and
    stock purchase plan                                           553      299
  Dividends paid                                                 (585)    (474)

    Net cash provided by financing activities                  26,400   16,722

Increase in cash and cash equivalents                          11,727    5,825
Cash and cash equivalents at beginning of period               12,604   11,700

Cash and cash equivalents at end of period                    $24,331  $17,525

Cash paid during the year:
  Interest on deposits and other borrowings                     6,458    6,348
  Income taxes                                                    997
  Transfers of loans to other real estate owned                 1,782      845

Sales of other real estate owned financed by the bank             667      341

                  See notes to consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


NOTE A - GENERAL INFORMATION

Westbank Corporation (hereinafter sometimes referred to as "Westbank" or the "Corporation") is a registered Bank Holding Company organized to facilitate the expansion and diversification of the business of Park West Bank and Trust Company (hereinafter sometimes referred to as "Park West" or the "Bank") into additional financial services related to banking. Substantially all operating income and net income of the Corporation are presently accounted for by Park West.


NOTE B - CURRENT OPERATING ENVIRONMENT

Since December 1994, Park West has been operating under a Memorandum of Understanding (the "Memorandum") with the Federal Deposit Insurance Corporation (the "FDIC") and the Commissioner of Banks for the Commonwealth of Massachusetts (the "Commissioner"). On December 11, 1995 the Memorandum was revised. The Memorandum is an informal agreement with the FDIC and the Commissioner requiring Park West, among other things, to maintain a leverage capital ratio of at least 6%, to develop a written plan of action to lessen its risk exposure to certain borrowers and to refrain from extending or renewing credit to any borrower who has a loan or extension of credit with Park West that has been charged off or classified, without first obtaining majority approval of Park West's Board of Directors. Park West must maintain the allowance for losses at a level commensurate to the risk in the loan portfolio and correct other deficiencies. The Memorandum requires Park West to obtain approval from the FDIC and the Commissioner prior to paying or declaring a dividend. Finally, Park West is required to make quarterly reports to the FDIC and the Commissioner detailing the form and manner of action taken to secure compliance with the Memorandum. Park West is currently in compliance with all the requirements of the Memorandum.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") imposes significant regulatory restrictions and requirements on banking institutions insured by the FDIC and their holding companies. FDICIA established capital categories into which financial institutions are placed based on capital level. Each capital category establishes different degrees of regulatory restrictions which can apply to a financial institution. As of September 30, 1996, Park West's capital was at a level that placed the Bank in the "well capitalized" category as defined by FDICIA.

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


NOTE C - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for the third quarter ended September 30, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles for interim information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

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


NOTE E - NET INCOME PER SHARE

Net earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding and common stock equivalent shares arising from unexercised stock options. The weighted average of common stock and common stock equivalents for the periods ended September 30, 1996 and 1995, amounted to 3,379,961 and 3,254,913 shares, respectively.


NOTE F - COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, there are outstanding commitments and contingent liabilities, such as, standby letters of credit and commitments to extend credit. As of September 30, 1996 standby letters of credit amounted to $937,000 and loan commitments were $23,872,000 and unused balances available on home equity lines of credit were $7,913,000.

Trust Assets - Assets with a book value of $106,247,000 at September 30, 1996 held for customers in a fiduciary or agency capacity, is not included in the accompanying balance sheet since such items are not assets of the Bank.


NOTE G - STOCKHOLDERS' EQUITY

The FDIC imposes leverage capital ratio requirements for state non-member Banks. The Bank's leverage capital ratio as of September 30, 1996 and December 31, 1995 was 6.92% and 6.87% respectively, which is above the leverage capital ratio required under the Memorandum.

In addition, the FDIC has established risk-based capital requirements for insured institutions. Under those requirements, Tier 1 risk based capital must be at least 4% while total risk-based capital must be at a minimum of 8%. The Bank's Tier 1 risk-based capital was 9.86% on September 30, 1996 and total risk-based capital was 11.12%.

WESTBANK CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Changes in Financial Condition -
Total consolidated assets amounted to $281,640,000 on September 30, 1996, compared to $253,777,000 on December 31, 1995. As of
September 30, 1996 and September 30, 1995, earning assets amounted to, respectively, $263,447,000 or 94% of total assets, and $246,296,000, or 94% of total assets. Earning assets increased during the first nine months of 1996 as a result of increases in securities, loans and temporary funds. Deposits originated from three newly opened supermarket branches provided the funds to support the increase in earning assets.

During the first three months of 1996, the Corporation securitized approximately $3.6 million of residential mortgages into mortgage-backed securities, are catagorized as investment securities available for sale. During the first quarter, the Corporation also sold approximately $3 million of mortgage-backed securities resulting in a gain of $112,000.

Changes in Results of Operations -
For the quarter ended September 30, 1996 net income totaled $573,000 compared to $335,000 for the three month period ended September 30, 1995. For the nine months ended September 30, 1996, net income was $1,641,000 compared to $1,737,000 for the same period during 1995.

For the nine months ended September 30, 1996, the Corporation recorded tax expense totaling $1,200,000 versus $573,000 during 1995. The lower tax expense during 1995 was a result of a decrease in the valuation reserve pertaining to deferred tax assets.

A slight decrease in net interest income for the period ended
September 30, 1996 reflects an increase in volume and decreases in interest rates on earning assets and interest-bearing deposits.
Further analysis is provided in sections on net interest revenue and supporting schedules.

Allowance for Loan Losses and Non-Performing Assets -
A significant decrease has been reflected in the provision for loan losses in the current quarter with $176,000 being provided compared to $1,190,000 in the quarter ending September 30, 1995. For the nine month period ended September 30, 1996 the provision for loan losses declined by $1,322,000 compared to the same period one year ago.

After giving effect to the actions described above, the allowance for loan losses at September 30, 1996 totalled $2,735,000 or 1.27% of total loans, as compared to $3,707,000 or 1.84% at December 31, 1995.

Non-performing past due loans at September 30, 1996 aggregated $2,710,000 or 1.26% of total loans compared to $6,896,000 or 3.43%
at December 31, 1995. The percentage of non-performing and past due loans compared to total assets on those same dates, respectively, amounted to 0.96% and 2.71%. The change in non-performing loans was primarily the result of the sale of a pool of non-performing loans which resulted in net proceeds to the Corporation of approximately $2,000,000 and continued improvement in the overall loan portfolio.

Other real estate owned decreased by $507,000 compared to December 31, 1995. The percentage of other real estate owned to total assets as of September 30, 1996 and December 31, 1995 amounted to 0.28% and 0.51%, respectively.

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

(Dollar amounts in thousands)
                                       QUARTER ENDED         NINE MONTHS ENDED
                                    09-30-96   09-30-95      09-30-96  09-30-95

    Interest and divided income       $5,190     $5,338       $15,195   $15,223
    Interest expense                   2,242      2,278         6,460     6,415

    Net interest income               $2,948     $3,060        $8,735    $8,808


INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS


(Dollar amounts in thousands)

                                       QUARTER ENDED                          NINE MONTHS ENDED
                                       SEPTEMBER 30,                             SEPTEMBER 30,
                                  1996               1995                 1996                 1995

                            Average            Average              Average              Average
                            Balance   Rate     Balance   Rate       Balance   Rate       Balance   Rate

Earning Assets             $253,598   8.19%   $242,367   8.81%     $246,645   8.21%     $236,079   8.60%

Interest-bearing
  liabilities               207,888   4.31%    198,432   4.59%      200,749   4.29%      195,486   4.38%

Interest rate spread                  3.88%              4.22%                3.92%                4.22%

Interest-free
  resources used to
  fund earning assets        45,710             43,935               45,896               40,593

Total Sources of Funds     $253,598   3.54%   $242,367   3.76%     $246,645   3.49%     $236,079   3.62%

Net Yield on Earning Assets           4.65%              5.05%                4.72%                4.98%


WESTBANK CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


CHANGES IN NET INTEREST INCOME

(Dollar amounts in thousands)
                               QUARTER ENDED 09-30-96               NINE MONTHS ENDED 09-30-96
                                      O V E R                                  O V E R
                               QUARTER ENDED 09-30-95               NINE MONTHS ENDED 09-30-95

                                   CHANGE DUE TO                        CHANGE DUE TO
                               VOLUME    RATE  TOTAL                VOLUME   RATE      TOTAL
Interest Income:
Loans                           $348    $(425)  $(77)                 $593  $(676)      $(83)
Securities                       (26)      (7)   (33)                   52      3         55
Federal funds                    (33)      (5)   (38)                   26    (26)         0

Total Interest Earned            289     (437)  (148)                  671   (699)       (28)

Interest Expense:
Interest bearing deposits         79     (123)   (44)                  124    (58)        66
Other Borrowed Funds              19      (11)     8                    34    (55)       (21)

Total Interest Expense            98     (134)   (36)                  158   (113)        45

Net Interest Income             $191    $(303) $(112)                 $513  $(586)      $(73)


Net interest earned declined by $112,000 during the third quarter of 1996 compared to the third quarter of 1995. For the nine month period ended September 30, 1996 net interest income also declined by $73,000 versus the same period of 1995.

Average earning assets increased by $10,566,000 during the first nine months of 1996. The average earning base was $246,645,000 compared to $236,079,000 in the same period last year.


OPERATING EXPENSES

The components of total operating expenses for the periods and their percentage of gross income are as follows:

(Dollar amounts in thousands)

                                               QUARTER ENDED                         NINE MONTHS ENDED
                                        09-30-96            09-30-95           09-30-96             09-30-95

                                    Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent
Salaries and benefits               $1,049     18.50%     $844     14.20%   $3,129     18.60%   $2,745     16.30%
Other real estate - expense            169      3.00        16      0.30       389      2.30       336      2.00
Other non-interest expense             829     14.60       754     12.70     2,688     16.00     2,542     15.10
Occupancy - net                        220      3.80       166      2.80       664      3.90       519      3.00

Total Operating Expenses            $2,267     39.90%   $1,780     30.00%   $6,870     40.80%   $6,142     36.40%


For the nine month period operating expenses increased by approximately $727,000 primarily the result of the addition of three new branch offices opened late in 1995 and early 1996.

WESTBANK CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


CAPITAL RATIOS
                                                   September 30,
                                                1996         1995

Ratio of "Tier 1" leverage capital
  to total assets at end of period              6.77%        6.51%

Regulatory risk-based capital requirements take into account the different risk categories of banking organizations by assigning risk weights to assets and the credit equivalent amounts of off-balance sheet exposures.

In addition, capital is divided into two tiers. For this Corporation, Tier 1 includes the common stockholders' equity; Tier 2, or supplementary capital, includes not only the equity, but also, a portion of the allowance for loan losses. Net unrealized gain/(losses) on securities available for sale are not permitted to be included for regulatory capital purposes.

The following are the Corporation's risk-based capital ratios at September 30, 1996:

         Tier 1 Capital (minimum required 4.00%)   10.20%
         Tier 2 Capital (minimum required 8.00%)   11.45%


INTEREST RATE SENSITIVITY

The following table sets forth the distribution of the repricing of the Corporation's earning assets and interest bearing liabilities as of September 30, 1996.

(Dollar amounts in thousands)

                              Three   Over Three    Over One      Over
                             Months    Months to     Year to      Five
                            or Less     One Year  Five Years     Years       Total
Earning Assets              $62,025      $38,564     $83,822   $79,036    $263,447
Interest Bearing
  Liabilities                67,350       72,456      74,962         2     214,770

Interest Rate
  Sensitivity Gap           $(5,325)    $(33,892)     $8,860   $79,034     $48,677


Cumulative Interest
  Rate
  Sensitivity Gap           $(5,325)    $(39,217)   $(30,357)  $48,677


Interest Rate
  Sensitivity
  Gap Ratio                 (2.02)%     (12.86)%       3.36%    30.00%


Cumulative Interest
  Rate Sensitivity
  Gap Ratio                 (2.02)%     (14.88)%     (11.52)%   18.48%



WESTBANK CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


LIQUIDITY

Cash and due from banks, federal funds sold, investment securities, mortgage-backed securities and loans available for sale, as compared to deposits and short term liabilities, are used by the Corporation to compute its liquidity on a daily basis. At September 30, 1996, the Corporation's ratio of such assets to total deposits and borrowed funds was 18.55%.


PROVISION AND ALLOWANCE FOR LOAN LOSSES

(Dollar amounts in thousands)
                                        QUARTER ENDED      NINE MONTHS ENDED
                                     09-30-96  09-30-95  09-30-96     09-30-95

Balance at beginning of period         $2,647    $3,005    $3,707       $3,325
Provision charged to expense              176     1,190       668        1,990

                                        2,823     4,195     4,375        5,315

Charge-offs:
  Loans secured by real estate             77       361     1,787        1,257
  Commercial and industrial loans          45         7       134          211
  Consumer loans                           11        20        68          105
  Lease financing receivables                                                5

                                          133       388     1,989        1,578

Recoveries:
  Loans secured by real estate             39        14       328           24
  Commercial and industrial loans           2         1         4           42
  Consumer loans                            4        12        16           28
  Lease financing receivables                         2         1            5

                                           45        29       349           99

Net charge-offs                            88       359     1,640        1,479

Balance at end of period               $2,735    $3,836    $2,735       $3,836

Net Charge-offs to:
  Average loans                           .04%      .18%      .80%         .75%
  Loans at end of period                  .04%      .18%      .76%         .73%
  Allowance for loan losses              3.22%     9.36%    59.96%       38.56%

Allowance for loan losses
  as a percentage of:
    Average loans                        1.28%     1.93%     1.33%        1.95%
    Loans at end of period               1.27%     1.89%     1.27%        1.89%

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

WESTBANK CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS

(Dollar amounts in thousands)

                                     09-30-96  06-30-96  03-31-96  12-31-95   09-30-95
Non-Accrual Loans:
Loans secured by real estate           $1,910    $2,116    $3,172    $5,450     $2,124
Construction/Land development              10        19       464       353        361
Commercial and Industrial Loans           750       856       838       373        302
Consumer Loans                              1         1         7         4         13

                                        2,671     2,992     4,481     6,180      2,800

Loans Contractually
 past due 90 days or more
 still accruing:
Loans secured by real estate               33                 145       128        271
Commercial and Industrial Loans             6        43        20       135        118
Consumer Loans                                                 20        14         16

                                           39        43       185       277        405

Restructured Loans                                   78       437       439        442

Total non-accrual, past
 due and restructured
 loans                                 $2,710    $3,113    $5,103    $6,896     $3,647

Non-accrual, past due and
 restructured loans
 as a percentage of total
 loans                                   1.26%     1.48%     2.61%     3.43%      1.80%


Allowance for loan
 losses as a percentage of
 non accrual, past due and
 restructured loans                     99.09%    85.03%    76.74%    53.76%    105.18%


OTHER REAL ESTATE

Other real estate owned - net            $793    $1,303    $1,858    $1,300     $1,237



Total non-performing assets            $3,503    $4,416    $6,961    $8,196     $4,884

Non-performing assets as a
  percentage of total assets             1.24%     1.64%     2.66%     3.23%      1.86%



WESTBANK CORPORATION AND SUBSIDIARIES
QUARTERLY TO DATE AVERAGE BALANCES
INTEREST EARNED - INTEREST EXPENSE


(Dollar amounts in thousands)


                               FOR THE QUARTER ENDED      FOR THE QUARTER ENDED
                               SEPTEMBER 30, 1996         SEPTEMBER 30, 1995
                               Balance  Interest  Rate    Balance  Interest  Rate
Federal Funds sold and
  temporary investments         $2,547       $31  4.87%    $5,294       $69  5.21%
Securities                      37,245       630  6.76     38,803       663  6.83
Loans/leases                   213,806     4,529  8.47    198,270     4,606  9.30


Total earning assets           253,598    $5,190  8.19    242,367    $5,338  8.81

Loan loss allowance             (2,701)                    (3,366)
All other assets                19,430                     18,986

TOTAL ASSETS                  $270,327                   $257,987

LIABILITIES AND EQUITY

Interest bearing deposits     $198,865    $2,174  4.37   $191,828    $2,218  4.62
Borrowed funds                   9,023        68  3.01      6,604        60  3.63

Total interest bearing
   liabilities                 207,888    $2,242  4.31    198,432    $2,278  4.59

Interest rate spread                              3.88%                      4.22%

Demand deposits                 42,646                     41,062
Other liabilities                1,091                      1,471
Shareholders' equity            18,702                     17,022

TOTAL LIABILITIES
      AND EQUITY              $270,327                   $257,987


NET INTEREST INCOME                       $2,948                     $3,060

Interest Earned/Earning Assets                    8.19%                      8.81%

Interest Expense/Earning Assets                   3.54                       3.76

Net Yield on Earning Assets                       4.65%                      5.05%


WESTBANK CORPORATION AND SUBSIDIARIES
YEAR TO DATE AVERAGE BALANCES
INTEREST EARNED - INTEREST EXPENSE


(Dollar amounts in thousands)

                                  NINE MONTHS ENDED         NINE MONTHS ENDED
                                  SEPTEMBER 30, 1996        SEPTEMBER 30, 1995
                               Balance  Interest  Rate    Balance  Interest  Rate
Federal Funds sold and
  temporary investments         $4,624      $181  5.21%    $4,527      $181  5.33%
Securities                      36,361     1,792  6.57     34,771     1,737  6.67
Loans/leases                   205,660    13,222  8.57    196,781    13,305  9.02


Total earning assets           246,645   $15,195  8.21    236,079   $15,223  8.60

Loan loss allowance             (3,369)                    (3,165)
All other assets                19,285                     18,865

TOTAL ASSETS                  $262,561                   $251,779

LIABILITIES AND EQUITY

Interest bearing deposits     $192,074    $6,268  4.35   $188,327    $6,201  4.39
Borrowed funds                   8,675       192  2.95      7,159       214  3.99

Total interest bearing
   liabilities                 200,749    $6,460  4.29    195,486    $6,415  4.38

Interest rate spread                              3.92%                      4.22%

Demand deposits                 42,436                     38,752
Other liabilities                1,098                      1,060
Shareholders' equity            18,278                     16,481

TOTAL LIABILITIES
      AND EQUITY              $262,561                   $251,779


NET INTEREST INCOME                       $8,735                     $8,808


Interest Earned/Earning Assets                    8.21%                      8.60%

Interest Expense/Earning Assets                   3.49                       3.62

Net Yield on Earning Assets                       4.72%                      4.98%



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








                                         WESTBANK CORPORATION






Date:   November 12, 1996                Donald R. Chase
                                         President and C.E.O.









Date:   November 12, 1996                John M. Lilly
                                         Treasurer and C.F.O.