Form 10-K
period 1996-12-31
WESTBANK CORP
filed 1997-03-19
CIK 742070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-K

[mark one]          [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                    OR

               [   ]     TRANSITION REPORT PURSUANT TO SECTION 13
                    OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      Commission File Number 0-12784


                           WESTBANK CORPORATION

               Massachusetts                      04-2830731
        (State of Incorporation)          (I.R.S. Employer ID No.)

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

                                  Yes  X     No

     Based on the closing sales price on March 1, 1997 the aggregate market value of the voting stock held by nonaffiliates of the registrant was $30,575,342.

     The number of shares outstanding of the registrants common stock, $2.00 par value was 3,445,109 on March 1, 1997.

     Portions of the Annual Report to Stockholders for the year ended December 31, 1996 are incorporated by reference into Parts I and II.

     Portions of the Proxy Statement issued by the Corporation in connection with the Annual Meeting to be held on April 16, 1997 are incorporated by reference into Part III.

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


PART II

Item 5 Market for the Corporation's Common Stock and
       Related Stockholder Matters                                     II - 1

Item 6 Selected Financial Data                                         II - 1

Item 7 Management's Discussion and Analysis of Financial
       Condition and Results of Operations                             II - 1



PART III

Item 8  Financial Statements and Supplementary Data                   III - 1

Item 9  Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure                           III - 1

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

Item 14 Exhibits, Financial Statement Schedules and Reports
        on Form 8-K                                                    IV - 1

        Signatures                                                     IV - 2

        Exhibit Index                                                  IV - 3

           WESTBANK CORPORATION, WEST SPRINGFIELD, MASSACHUSETTS

                                  PART I

ITEM 1 - BUSINESS

     Reference is made to Page 4 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1996, wherein this subject is covered.

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

     The following statistical tables and accompanying text provide required financial data about the Corporation and should be read in conjunction with the Consolidated financial statements and related notes, appearing in the 1996 Annual Report to Stockholders and is incorporated herein by reference thereto:

                                                Page of
                                               Annual Report

I.   Distribution of Assets, Liabilities and Stockholders' Equity:
     Interest Rates and Interest Differential                                 9

     Rate/Volume Analysis of Interest Margin on Earning Assets               10

II.  Investment Portfolio                                      11, 26-28 and 37

III. Loan Portfolio                                           12, 28, 29 and 37

     a.  Types of Loans                                                      12

     b.  Maturities and Sensitivities to Changes in Interest Rates     8 and 12

     c.  Risk Elements                                            13, 14 and 15

IV.  Summary of Loan Loss Experience                                  13 and 14

V.   Deposits                                             15, 16, 30, 37 and 38

VI.  Return on Equity and Assets                                             16

VII. Short Term Borrowing                                     16, 31, 37 and 38

ITEM 2 - PROPERTIES

     The Corporation's principal banking subsidiary, Park West Bank and Trust Company ("Park West") operates eleven banking offices located as follows:

LOCATION                OWNED   LEASED   TOTAL
Agawam (Feeding Hills)            1        1
Chicopee                  1                1
Chicopee - Supermarket            1        1
East Longmeadow           1                1
East Longmeadow -
  Supermarket                     1        1
Holyoke                   1                1
West Springfield          2       1        3
Westfield                         1        1
Westfield - Supermarket           1        1
TOTAL                     5       6       11

     All general banking offices except the one in Holyoke have drive-in facilities. Twenty-four hour automated teller machines are located in the three West Springfield branches, one each in Agawam, Chicopee, East Longmeadow, Westfield and the Banks three supermarket branches.

     Title to the properties described as owned in the foregoing table is held by the Bank with warranty deed with no material encumbrances. Park West owns, with no material encumbrances, land adjacent to the main office which is available for parking, and also through a subsidiary, owns one other property consisting of land, also used as a parking lot adjacent to the main office. The Corporation also owns the property on which its former Operations Center was located and is presently leased. In addition, the Bank holds other real estate as a result of foreclosure proceedings.

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                   NONE

                                 PART II


ITEM 5 - MARKET FOR CORPORATION'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     Reference is made to the inside back cover of the Corporation's Annual Report to Stockholders for the year ended December 31, 1996, wherein this subject is covered.

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

ITEM 6 - SELECTED FINANCIAL DATA

     Reference is made to page 5 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1996, wherein this subject is covered.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to pages 6 through 18 of the Corporation's
Annual Report to Stockholders for the year ended December 31, 1996, wherein this subject is covered.

                                 PART III


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to pages 20 through 39 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1996, wherein this subject is covered.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                  NONE


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Reference is made to pages 3 through 6, of the Corporation's
Proxy Statement to Stockholders for the 1997 Annual Meeting scheduled for April 16, 1997, wherein this subject is covered.


ITEM 11 - EXECUTIVE COMPENSATION

     References is made to pages 8 through 12, of the Corporation's Proxy Statement to Stockholders for the 1997 Annual Meeting scheduled for April 16, 1997, wherein this subject is covered.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reference is made to pages 6 and 7, of the Corporation's Proxy Statement to Stockholders for the 1997 Annual Meeting scheduled for April 16, 1997, wherein this subject is covered.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to pages 6 through 15, of the Corporation's Proxy Statement to Stockholders for the 1997 Annual Meeting scheduled for April 16, 1997, wherein this subject is covered under the caption "Beneficial Ownership of Stock and Executive
Compensation - Miscellaneous".






















                                  III - 1

                                 PART IV



ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following documents are filed as a part of this report:

          1.  Financial Statements

     The following financial statements are incorporated in this Annual Report on Form 10-K by reference to the Corporation's Annual Report to Stockholders for the year ended December 31, 1996:

                           WESTBANK CORPORATION
                                                                     Page of
                                                                     Annual
                                                                     Report


Independent Auditors' Reports                                             19
Consolidated Balance Sheets at December 31, 1996 and 1995                 20
Consolidated Statements of Income for the years ended
    December 31, 1996, 1995 and 1994                                      21
Consolidated Statement of Stockholders' Equity from January 1, 1994,
    to December 31, 1996                                                  22
Consolidated Statements of Cash Flows for the years ended
    December 31, 1996, 1995 and 1994                                      23
Notes to Consolidated Financial Statements                           24 - 39




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

                                        WESTBANK CORPORATION


                                   By:  "/s/ Donald R. Chase"
                                        Donald R. Chase, President
                                        and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


Signature                Title                                  Date


                         President and Chief
"/s/ Donald R. Chase"    Executive Officer and Director         March 19, 1997
Donald R. Chase
                         Chairman of the Board
"/s/ Alfred C. Whitaker" and Director                           March 19, 1997
Alfred C. Whitaker
                         Treasurer and Chief Financial
"/s/ John M. Lilly"      Officer                                March 19, 1997
John M. Lilly

"/s/ Roland O. Archambault" Director                            March 19, 1997
Roland O. Archambault

"/s/ Mark A. Beauregard" Director                               March 19, 1997
Mark A. Beauregard

"/s/ David R. Chamberland" Director                             March 19, 1997
David R. Chamberland

"/s/ John E. Fitzgerald" Director                               March 19, 1997
John E. Fitzgerald

"/s/ Leroy F. Jarrett"   Director                               March 19, 1997
Leroy F. Jarrett
                         Vice Chairman of the Board
"/s/ Ernest N. Laflamme, Jr." and Director                      March 19, 1997
Ernest N. Laflamme, Jr.

"/s/ Russell Mawdsley"   Director                               March 19, 1997
Russell Mawdsley

"/s/ Paul J. McKenna"    Director                               March 19, 1997
Paul J. McKenna

"/s/ Robert J. Perlak"   Corporate Clerk and Director           March 19, 1997
Robert J. Perlak

                         Director                               March 19, 1997
James E. Tremble

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

10.1      Employment Contract dated October 1, 1986, between
          William A. Franks, Jr. and Westbank Corporation               ***

10.12     Termination Agreement dated February 20, 1987, between
          Donald R. Chase and Park West Bank and Trust Company          ***

10.14     Termination Agreement dated February 20, 1987, between
          Stanley F. Osowski and CCB, Inc.                              ***

10.15     1985 Incentive Stock Option Plan for Key Employees              *

10.16     1995 Directors Stock Option Plan                             ****

10.17     1996 Stock Incentive Plan                                   *****

13.       1995 Annual Report to Stockholders             ARS (IFC 1-36 IBC)

21.       Subsidiaries of Registrant                         TO BE INCLUDED

27.       Financial Data Schedule                            TO BE INCLUDED

* Incorporated by reference to identically numbered exhibits contained in Registrant's Annual Report on Form 10-K for the year ended December 31, 1988

** Incorporated by reference to identically numbered exhibits contained in Registrant's Annual Report on Form 10-K for the year ended December 31, 1987

*** Incorporated by reference to identically numbered exhibits contained in Registrant's Annual Report on Form 10-K for the year ended December 31, 1986

**** Incorporated by reference to identically numbered exhibits contained in Registrant's Annual Report on Form 10-K for the year ended December 31, 1995

***** Incorporated by reference to identically numbered exhibits contained in Registrant's 1996 Proxy Statement