Form 10-Q
period 1997-03-31
WESTBANK CORP
filed 1997-05-13
CIK 742070

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

               For the quarterly period ended March 31, 1997


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

                              YES  X  NO


          Common stock, par value $2 per share: 3,465,952 shares outstanding as of April 30, 1997.

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

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  (Unaudited)
(Dollar amounts in thousands)                  March 31, 1997  December 31, 1996
ASSETS
Cash and due from banks:
    Non-interest bearing                            $  11,397          $  10,463
    Interest bearing                                       66                 48
Federal Funds sold                                      8,310             12,890

Total cash and cash equivalents                        19,773             23,401

Investment securities available for sale               15,942             14,387
Investment securities held to maturity (approximate
  market value of $29,483 in 1997 and
  $21,357 in 1996)                                     29,685             21,295

Total securities                                       45,627             35,682

Loans                                   $ 218,194             $ 215,207
Mortgage loans held-for-sale                5,092                 5,466
   Allowance for loan losses               (2,424)               (2,481)

      Net-loans                                       220,862            218,192
Bank premises and equipment                             4,427              4,339
Other real estate owned (OREO) - net of
  allowance for losses of $195 in
  1997 and $195 in 1996                                   403                337
Accrued interest receivable                             1,796              1,636
Other assets                                            1,606              1,322

TOTAL ASSETS                                        $ 294,494          $ 284,909

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
    Non-interest bearing                            $  43,598          $  44,715
    Interest bearing                                  220,519            210,776

         Total Deposits                               264,117            255,491
Borrowed funds                                          8,394              8,769
Accrued interest payable                                  356                328
Other liabilities                                       1,207                576

         Total Liabilities                            274,074            265,164

Stockholders' Equity:
 Common stock  - $2 par value
      Authorized    - 9,000,000 shares
      Issued   - 3,447,124 shares in 1997 and
            3,346,802 shares in 1996                    6,894              6,694
    Additional paid in capital                          7,856              7,633
    Retained earnings                                   5,897              5,517
    Net unrealized gain/(loss) on securities available
      for sale                                           (227)               (99)

       Total Stockholders' Equity                      20,420             19,745

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 294,494          $ 284,909

  See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME




(Dollar amounts in thousands)
Three months ended March 31,                              1997           1996
                                                    (Unaudited)

Income:
  Interest and fees on loans                           $ 4,643          $ 4,335
  Interest and dividend income
     on securities                                         670              536
  Interest on temporary investments                        115               81

Total interest and dividend income                       5,428            4,952
Interest expense                                         2,411            2,071

Net interest income                                      3,017            2,881
Provision for loan losses                                  150              140

Net interest income after provision
  for loan losses                                        2,867            2,741

Security gains                                               0              112
Other non-interest income                                  506              492

Total non-interest income                                  506              604

Non-interest expenses:
  Salaries and benefits                                  1,128            1,044
  Other real estate-provision for losses                     0              131
                   -operating expenses                       8               20
  Other non-interest expense                               934              940
  Occupancy - net                                          223              217

Total non-interest expense                               2,293            2,352

Income before income taxes                               1,080              993
Income taxes                                               443              429


Net Income                                             $   637          $   564

Net income per share                                   $  0.18          $  0.17

Weighted average shares of common
  stock and common share
  equivalents                                        3,514,102        3,351,437



  See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 1996 AND THREE MONTHS ENDED MARCH 31, 1997

(1997 Unaudited)

(Dollar amounts in thousands)


																	  UNREALIZED
                                                                      GAIN
                                                                      (LOSS) ON
                                      COMMON STOCK   ADDT'L.          SECURITIES
                               NUMBER OF       PAR   PAID IN  RETAINED AVAILABLE
                                  SHARES     VALUE   CAPITAL  EARNINGS  FOR SALE     TOTAL
BALANCE-DECEMBER 31, 1995      3,221,603   $ 6,443   $ 7,141  $ 4,053   $   66    $ 17,703

Net income                             -         -         -    2,248        -       2,248
Cash dividends declared
(0.24 per share)                       -         -         -     (784)       -        (784)
Shares issued:
 Stock option plan                30,584        61        25        -        -          86
 Dividend reinvestment
 and stock purchase plan          94,615       190       467        -        -         657
Change in unrealized gain
 (loss) on securities
 available for sale                    -         -         -        -     (165)       (165)

BALANCE-DECEMBER 31, 1996      3,346,802     6,694     7,633    5,517      (99)     19,745

Cash Dividend Declared
($0.75 per share)                                                (257)                (257)


Shares issued:
 Stock Option Plan                72,243       145        43                           188

Dividend Reinvestment
and Stock Purchase Plan           28,079        55       180                           235

Change in unrealized gain (loss)
 on securities available
 for sale                                                                 (128)       (128)

Net income                                                        637                  637

BALANCE-MARCH 31, 1997         3,447,124   $ 6,894   $ 7,856  $ 5,897   $ (227)   $ 20,420




      See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


(Dollar amounts in thousands)
Three months ended March 31,                                     1997     1996

Operating activities:
 Net income                                                     $ 637    $ 564
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                     150      140
    Depreciation and amortization                                 163      140
    Provision for other real estate owned                           0      131
    Decrease (increase) in accrued interest receivable           (160)      24
    Realized gain on sale of securities                             0     (112)
    Realized loss on sale of other real estate owned                0       10
    Decrease (increase) in other assets                          (284)     328
    Increase in interest payable on deposits                       28       16
    Increase (decrease) in other liabilities                      631     (227)

    Net cash provided by operating activities                   1,165    1,014

Investing activities:
  Investments and mortgage-backed securities:
   Held to maturity:
    Purchases                                                 (11,481)  (1,497)
    Proceeds from maturities and principal payments             3,091    3,260
  Available for sale:
    Purchases                                                  (1,714)  (1,990)
    Proceeds from sales                                             0    3,083
    Proceeds from maturities and principal payments                30        0
  Purchases of premises and equipment                            (251)    (550)
  Net (increase) decrease in loans                             (2,886)   1,292
  Proceeds from sale of other real estate owned                     0      102

    Net cash provided by (used in) investing activities       (13,211)   3,700

Financing activities:
  Net increase (decrease) in borrowings                          (375)   1,513
  Net increase (decrease) in deposits                           8,626    5,807
  Proceeds from exercise of stock options
    and stock purchase plan                                       423      166
  Dividends paid                                                 (256)    (193)

    Net cash used by financing activities                       8,418    7,293

Increase (decrease) in cash and cash equivalents               (3,628)  12,007
Cash and cash equivalents at beginning of year                 23,401   12,604

Cash and cash equivalents at end of year                      $19,773  $24,611

Cash paid during the year:
  Interest on deposits and other borrowings                     2,383    2,055
  Income taxes                                                    155      100
  Transfers of loans to other real estate owned                    66      864
Sales of other real estate owned financed by the bank               0       72

                  See notes to consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996
(Unaudited)

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


NOTE B - CURRENT OPERATING ENVIRONMENT

The Corporation operates eleven banking offices located in Hampden County and also operates a Trust Department providing services normally associated with holding property in a fiduciary or agency capacity. A full range of retail banking services are furnished to individuals, businesses and non-profit organizations. The Corporation's primary source of revenue is derived from providing loans to customers, predominately located in Western Massachusetts.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") imposes significant regulatory restrictions and requirements on banking institutions insured by the FDIC and their holding companies. FDICIA established capital categories into which financial institutions are placed based on capital level. Each capital category establishes different degrees of regulatory restrictions which can apply to a financial institution. As of March 31, 1997, Park West's capital was at a level that placed the Bank in the "well capitalized" category as defined by FDICIA.

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


NOTE C - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for the first quarter ended March 31, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles for interim information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

For further information, please refer to the Consolidated Financial Statements and footnotes thereto included in the Westbank
Corporation's Annual Report on Form 10-K for the year ended December
31, 1996.


NOTE D - NET INCOME PER SHARE

Earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding and common stock equivalent shares arising from unexercised stock options. The weighted average of common and common stock equivalents for the periods ended March 31, 1997 and 1996, amounted to 3,514,102 and 3,351,437 shares, respectively.

New Accounting Standard

In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share," which establishes new standards for the computation and disclosure of earnings per share ("EPS"). The new statement requires dual presentation of "basic" EPS and "diluted" EPS. Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common shares equivalents. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The Company cannot adopt SFAS 128 until the fourth quarter of fiscal year 1997. Once adopted, all prior period EPS data must be restated. The effect of SFAS 128, had it been adopted beginning in fiscal year 1996, would have been to present basic EPS that would have been greater than EPS actually reported by $0.01 for the three months ended March 31, 1996 and by $0.01 for the three month period ended March 31, 1997. The presentation of diluted EPS would have been the same as EPS actually reported for the respective periods.


NOTE E - COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, there are outstanding commitments and contingent liabilities, such as, standby letters of credit and commitments to extend credit. As of March 31, 1997 standby letters of credit amounted to $641,000 and loan commitments were $30,118,000 and unused balances available on home equity lines of credit were $7,859,000.

Trust Assets - Property with a book value of $106,588,000 at March 31, 1997 held for customers in a fiduciary or agency capacity, is not included in the accompanying balance sheet since such items are not assets of the Bank.


NOTE F - STOCKHOLDERS' EQUITY

The FDIC imposes leverage capital ratio requirements for state non-member Banks. The Bank's leverage capital ratio as of March 31, 1997 and December 31, 1996 was 6.83% and 6.93% respectively. In addition, the FDIC has established risk-based capital requirements for insured institutions of, Tier 1 risk-based capital of 4.00% and total risk-based capital of 8.00%. The Bank's risk-based capital at March 31, 1997, for Tier 1 was 10.15% and total risk-based capital was 11.40%, which meets the FDIC criteria for a well-capitalized financial institution.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Changes in Financial Condition -
Total consolidated assets amounted to $294,494,000 on March 31, 1997, compared to $284,909,000 on December 31, 1996. As of March 31, 1997 and March 31, 1996, earning assets amounted to, respectively, $277,289,000 or 94% of total assets, and $245,828,000, or 94% of total assets. Earning assets increased during the first three months of 1997 as a result of increases in securities, loans and temporary funds. Deposits originated throughout the Bank's branch system provided the funds to support the increase in earning assets.

Changes in Results of Operations -
For the quarter ended March 31, 1997, net income totaled $637,000 compared to $564,000 for the three-month period ended March 31, 1996. Included in the results of the 1996 quarter is a gain on the sale of securities totaling $112,000.

Non-interest expense declined during the first quarter of 1997 by $59,000 primarily the result of a reduction in other real estate expenses.

An overall increase in interest income and interest expense reflects an increase in volume and interest rates on earning assets and interest-bearing deposits. Further analysis is provided in sections on net interest revenue and supporting schedules.

Allowance for Loan/Lease Losses and Non-Performing Assets - A slight increase has been reflected in the provision for loan losses in the quarter with $150,000 being provided compared to $140,000 in 1996. Loans and leases written off against the allowance for loan/lease losses after recoveries amounted to $207,000 for the first three months of 1997 versus a net recovery of $69,000 for the same period of 1996.

After giving effect to the actions described above, the allowance for loan/lease losses at March 31, 1997 totaled $2,424,000 or 1.09% of total loans/leases, as compared to $2,481,000 or 1.12% at December 31, 1996.

Non-performing past due loans/leases at March 31, 1997 aggregated $1,867,000 or 0.84% of total loans/leases compared to $2,361,000 or 1.07% at December 31, 1996. The percentage of non-performing and past due loans/leases compared to total assets on those same dates, respectively, amounted to 0.63% and 0.83%.

The change in non-performing loans was primarily the result of the continued resolution of problem assets.

Other real estate owned declined during the most recent quarter by $1,455,000 compared to the same period of 1996 and totals $403,000. The percentage of other real estate owned to total assets as of March 31, 1997 and March 31, 1996 amounted to 0.14% and 0.71%, respectively.

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



(Dollar amounts in thousands)
Quarter ended March 31,                                  1997   1996

    Interest and divided income                        $5,428 $4,952
    Interest expense                                    2,411  2,071

    Net interest income                                $3,017 $2,881


INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS

(Dollar amounts in thousands)
Quarter ended March 31,                        1997                1996

                                      Average             Average
                                      Balance      Rate   Balance      Rate

Earning Assets                       $271,129     8.01%  $238,565     8.31%
Interest-bearing
  liabilities                        $222,621     4.33%  $192,091     4.31%

Interest rate spread                              3.68                4.00

Interest-free
  resources used to
  fund earning assets                  48,508              46,474

Total Sources of Funds               $271,129     3.56   $238,565     3.47

Net Yield on Earning Assets                       4.45%               4.84%

CHANGES IN NET INTEREST INCOME

(Dollar amounts in thousands)

									   QUARTER ENDED MARCH 31, 1997

(Taxable Equivalent)                             O V E R

                                       QUARTER ENDED MARCH 31, 1996

                                              CHANGE DUE TO

                                       VOLUME      RATE     TOTAL

Interest Income:
Loans/Leases                            $490     $(182)     $308
Securities                               122        12       134
Federal funds                             29         5        34

Total Interest Earned                    641      (165)      476

Interest Expense:
Interest bearing deposits                342         4       346
Other Borrowed Funds                      (6)        0        (6)

Total Interest Expense                  $336     $   4      $340

Net Interest Income                     $305     $(169)     $136


Net interest earned increased to $3,017,000 in the first quarter of 1997, up $136,000 as compared with the comparable period of 1996.

Average earning assets increased by $32,564,000 during the first quarter of 1997. The average earning base was $271,129,000 compared to $238,565,000 in the same period last year.


OPERATING EXPENSES

The components of total operating expenses for the periods and their percentage of gross income are as follows:

(Dollar amounts in thousands)
                                                               QUARTER ENDED

                                                     3-31-97                 3-31-96
                                                 Amount  Percent        Amount   Percent
Salaries and benefits                            $1,128    19.01%       $1,044    18.79%
Other real estate - expense                           8     0.13           151     2.72
Other non-interest expense                          934    15.74           940    16.92
Occupancy - net                                     223     3.76           217     3.90

Total Operating Expenses                         $2,293    38.64%       $2,352    42.33%


COMPONENTS RATIOS
                                               03/31/97               12/31/96

Ratio of "Tier 1" leverage capital
  to total assets at end of period                6.93%                   6.93%

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

The following are the Corporation's risk-based capital ratios at March 31, 1997:

         Tier 1 Capital (minimum required 4.00%)    10.50%
         Tier 2 Capital (minimum required 8.00%)    11.75%


INTEREST RATE SENSITIVITY

The following table sets forth the distribution of the repricing of the Corporation's earning assets and interest bearing liabilities as of March 31, 1997:


(Dollar amounts in thousands)

                              Three Over Three    Over One      Over
                             Months  Months to     Year to      Five
                            or Less   One Year  Five Years     Years     Total

Earning Assets              $61,580    $39,824     $93,99    $81,891  $277,289
Interest Bearing
  Liabilities                82,345     67,852     78,716              228,913

Interest Rate
  Sensitivity Gap          $(20,765)  $(28,028)   $15,278    $81,891  $ 48,376


Cumulative Interest
  Rate
  Sensitivity Gap          $(20,765)  $(48,793)  $(33,515)   $48,376


Interest Rate
  Sensitivity
  Gap Ratio                   (7.48)%   (10.11)%     5.51%    29.53%


Cumulative Interest
  Rate Sensitivity
  Gap Ratio                   (7.48)%   (17.59)%   (12.08)%   17.45%



LIQUIDITY

Cash and due from banks, federal funds sold, investment securities, mortgage-backed securities and loans available for sale, as compared to deposits and short term liabilities, are used by the Corporation to compute its liquidity on a daily basis. At March 31, 1997, the Corporation's ratio of such assets to total deposits and borrowed funds was 23.47%.



PROVISION AND ALLOWANCE FOR LOAN/LEASE LOSSES

(Dollar amounts in thousands)
Quarter ended March 31,                                     1997         1996

Balance at beginning of period                           $ 2,481      $ 3,707
Provision charged to expense                                 150          140

                                                           2,631        3,847

Less Charge-offs:
  Loans secured by real estate                                84          182
  Commercial and industrial loans                            131           14
  Consumer loans                                              14           27

                                                             229          223

Add-Recoveries:
  Loans secured by real estate                                19          283
  Commercial and industrial loans                              1            1
  Consumer loans                                               2            7
  Lease financing receivables                                  0            1

                                                              22          292

Net charge-offs (recoveries)                                 207          (69)

Balance at end of period                                 $ 2,424      $ 3,916

Net Charge-offs (recoveries) to:
  Average loans/leases                                       .09%        (.03)%
  Loans/leases at end of period                              .09%        (.04)%
  Allowance for loan/lease losses                           8.54%       (1.76)%

Allowance for loan/lease losses
  as a percentage of:
    Average loans/leases                                    1.09%        1.97%
    Loans/leases at end of period                           1.09%        2.01%

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

NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS

(Dollar amounts in thousands)

                                     03-31-97  12-31-96  09-30-96  06-30-96  03-31-96
Non-Accrual Loans:
Loans secured by real estate           $1,377    $1,697    $1,910    $2,116    $3,172
Construction/Land development              78         4        10        19       464
Commercial and Industrial Loans           238       372       750       856       838
Consumer Loans                             14         6         1         1         7

                                        1,707     2,079     2,671     2,992     4,481

Loans Contractually
 past due 90 days or more
 still accruing:
Loans secured by real estate               70       274        33         0       145
Commercial and Industrial Loans            76         0         6        43        20
Consumer Loans                             14         8         0         0        20

                                          160       282        39        43       185

Restructured Loans                          0         0         0        78       437

Total non-accrual, past
 due and restructured
 loans                                 $1,867    $2,361    $2,710    $3,113    $5,103

Non-accrual, past due and
 restructured loans
 as a percentage of total
 loans                                  0.84%     1.07%     1.26%     1.48%     2.61%


Allowance for loan
 losses as a percentage of
 non accrual, past due and
 restructured loans                   129.83%   105.08%    99.09%    85.03%    76.74%


OTHER REAL ESTATE

Other real estate owned - net            $403      $337      $793    $1,303    $1,858



Total non-performing assets            $2,270    $2,698    $3,503    $4,416    $6,961


Non-performing assets as a
  percentage of total assets            0.77%     0.95%     1.24%     1.64%     2.66%

WESTBANK CORPORATION AND SUBSIDIARIES
QUARTER TO DATE AVERAGE BALANCES
INTEREST EARNED - INTEREST EXPENSE

(Dollar amounts in thousands)

Three months ended March 31,                    1997                      1996

                               Balance   Interest   Rate     Balance    Interest   Rate
Federal Funds sold and
  temporary investments         $8,712       $115  5.28%      $6,556         $81   4.94%
Securities                      40,619        670  6.60       33,242         536   6.45
Loans/leases                   221,798      4,643  8.37      198,767       4,335   8.73


Total earning assets           271,129     $5,428  8.01      238,565      $4,952   8.31

Loan/lease loss allowance       (2,537)                       (3,809)
All other assets                17,493                        18,837

TOTAL ASSETS                  $286,085                      $253,593

LIABILITIES AND EQUITY

Interest bearing deposits     $215,071     $2,354  4.38     $183,733      $2,008   4.37
Borrowed funds                   7,550         57  3.02        8,358          63   3.02

Total interest bearing
   liabilities                 222,621     $2,411  4.33      192,091      $2,071   4.31

Interest rate spread                               3.68%                           4.00%

Demand deposits                 41,877                        42,526
Other liabilities                1,358                         1,053
Shareholders' equity            20,229                        17,923

TOTAL LIABILITIES
      AND EQUITY              $286,085                      $253,593


Net Interest Income                        $3,017                         $2,881


Interest Earned/Earning Assets                     8.01%                           8.31%

Interest Expense/Earning Assets                    3.56                            3.47

Net Yield on Earning Assets                        4.45%                           4.84%


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

         While Westbank periodically reassesses material trends and uncertainties affecting the Corporation's performance in connection with its preparation of management's discussion and analysis of results of operations and financial condition contained in its quarterly and annual reports, Westbank does not intend to review or revise any particular forward looking statement.


ITEM 6. Exhibits and Reports on Form 8 - None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.








                                         WESTBANK CORPORATION





                                         /s/ Donald R. Chase
Date:   May 12, 1997                     Donald R. Chase
                                         President and Chief
                                         Executive Officer








                                         /s/ John M. Lilly
Date:   May 12, 1997                     John M. Lilly
                                         Treasurer and Chief
                                         Financial Officer