Form 10-Q
period 1997-06-30
WESTBANK CORP
filed 1997-08-07
CIK 742070

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

               For the quarterly period ended June 30, 1997


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

                              YES  X  NO


          Common stock, par value $2 per share: 3,490,358 shares outstanding as of July 31, 1997.

                   WESTBANK CORPORATION AND SUBSIDIARIES

                                   INDEX

                      PART I - FINANCIAL INFORMATION

                                                                     Page

Financial Statements

     Condensed Consolidated Balance Sheets                                3

     Condensed Consolidated Statements of Income                          4

     Condensed Consolidated Statements of Stockholders' Equity            5

     Condensed Consolidated Statements of Cash Flows                      6

     Notes to Condensed Consolidated Financial Statements               7-8

     Management's Discussion and Analysis of Financial Condition and
       Results of Operations                                           9-16


                        PART II - OTHER INFORMATION


     ITEM 1.  Legal Proceedings                                          17

     ITEM 2.  Changes in Rights of Securities Holders                    17

     ITEM 3.  Defaults by Company on its Senior Securities               17

     ITEM 4.  Results of Votes on Matters Submitted to a Vote
            of Security Holders                                          17

     ITEM 5.  Other Information                                          17

     ITEM 6.  Exhibits and Reports on Form 8-K                           18

     Signatures                                                          19

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              (Unaudited)
(Dollar amounts in thousands)                                June 30, 1997 December 31, 1996
ASSETS
Cash and due from banks:
    Non-interest bearing                                         $  13,990         $  10,463
    Interest bearing                                                    60                48
Federal Funds sold                                                   7,600            12,890

Total cash and cash equivalents                                     21,650            23,401

Investment securities available for sale                            17,578            14,387
Investment securities held to maturity (approximate
  market value of $29,275 in 1997 and $21,357 in 1996)              29,272            21,295

Total securities                                                    46,850            35,682

Loans                                                   $ 228,665           $ 215,207
Mortgage loans held-for-sale                                4,976               5,466
Allowance for loan losses                                  (2,560)             (2,481)

      Net-loans                                                    231,081           218,192
Bank premises and equipment                                          4,459             4,339
Other real estate owned - net of
  allowance for losses of $236 in
  1996 and $65 in 1995                                                 323               337
Accrued interest receivable                                          1,995             1,636
Other assets                                                         1,538             1,322

TOTAL ASSETS                                                     $ 307,896         $ 284,909

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Non-interest bearing                                         $  45,387         $  44,715
    Interest bearing                                               228,975           210,776

         Total Deposits                                            274,362           255,491
Borrowed funds                                                      10,778             8,769
Accrued interest payable                                               371               328
Other liabilities                                                    1,133               576

         Total Liabilities                                         286,644           265,164

Stockholders' Equity:
 Common stock  - $2 par value
      Authorized    - 9,000,000 shares
      Issued   - 3,473,046 shares in 1997 and
            3,346,802 shares in 1996                                 6,946             6,694
    Additional paid in capital                                       8,001             7,633
    Retained earnings                                                6,376             5,517
    Net unrealized gain (loss) on securities available
      for sale                                                         (71)              (99)

       Total Stockholders' Equity                                   21,252            19,745

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 307,896         $ 284,909

  See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

         (Unaudited)
(Dollar amounts in thousands)
                                      QUARTER ENDED           SIX MONTHS ENDED
                                     06-30-97  06-30-96       06-30-97  06-30-96
Income:
  Interest and fees on loans           $4,869   $ 4,358        $ 9,512   $ 8,693
  Interest and dividend income
     on securities                        792       626          1,462     1,162
  Interest on temporary investments        37        69            152       150

Total interest and dividend income      5,698     5,053         11,126    10,005
Interest expense                        2,534     2,147          4,945     4,218

Net interest income                     3,164     2,906          6,181     5,787
Provision for loan losses                  40       352            190       492

Net interest income after provision
  for loan losses                       3,124     2,554          5,991     5,295

Security gains                                                               112
Other non-interest income                 485       551            991     1,043

Total non-interest income                 485       551            991     1,155

Non-interest expenses:
  Salaries and benefits                 1,139     1,036          2,267     2,080
  Other real estate-provision for losses   23        50             23       181
                   -operating expenses      7        19             15        39
  Other non-interest expense              931       919          1,865     1,859
  Occupancy - net                         223       226            446       443

Total non-interest expense              2,323     2,250          4,616     4,602

Income before income taxes              1,286       855          2,366     1,848
Income taxes                              549       350            992       779


Net Income                            $   737   $   505        $ 1,374   $ 1,069

Net income per share                  $  0.21   $  0.15        $  0.39   $  0.32

Weighted average shares of common
  stock and common share
  equivalents                       3,554,125 3,403,431      3,543,085 3,377,086

  See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 1996 AND SIX MONTHS ENDED JUNE 30, 1997

(1997 Unaudited)

(Dollar amounts in thousands)


                                                                       UNREALIZED
                                                                       GAIN (LOSS)
                                    COMMON STOCK  ADDITIONAL           ON SECURITIES
                               NUMBER OF       PAR   PAID IN  RETAINED AVAILABLE
                                  SHARES     VALUE   CAPITAL  EARNINGS FOR SALE      TOTAL
BALANCE-DECEMBER 31, 1995      3,221,603   $ 6,443   $ 7,141  $ 4,053   $   66    $ 17,703

Net income                             -         -         -    2,248        -       2,248
Cash dividends declared
 ($.24 per share)                      -         -         -     (784)       -        (784)
Shares issued:
 Stock option plan                30,584        61        25        -        -          86
 Dividend reinvestment
 and stock purchase plan          94,615       190       467        -        -         657
Change in unrealized gain
 (loss) on securities
 available for sale                    -         -         -        -     (165)       (165)

BALANCE-DECEMBER 31, 1996      3,346,802     6,694     7,633    5,517      (99)     19,745

Cash Dividend Declared
($0.15 per share)                                                (515)                (515)


Shares issued:
 Stock Option Plan                76,743       154        60                           214

Dividend Reinvestment
and Stock Purchase Plan           49,501        98       308                           406

Change in unrealized gain (loss)
 on securities available
 for sale                                                                   28          28

Net income                                                      1,374                1,374

BALANCE-JUNE 30, 1997          3,473,046   $ 6,946   $ 8,001  $ 6,376    $ (71)   $ 21,252


      See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1997 AND 1996
(Unaudited)
(Dollar amounts in thousands)
                                                                 1997     1996

Operating activities:
 Net income                                                    $1,374  $ 1,069
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                     190      492
    Depreciation and amortization                                 327      309
    Provision for other real estate owned                          23      181
    (Increase) Decrease in accrued interest receivable           (359)    (137)
    Realized gain on sale of securities                                   (112)
    Realized (gain) loss on sale of other real estate owned                 24
    Realized (gain) loss on sale of loans                                  (66)
    Realized (gain) loss on sale of equipment                     (14)     (17)
    Increase (decrease) in interest payable on deposits            43       (9)
    (Increase) decrease in other assets                          (216)     (27)
    Increase (decrease) in other liabilities                      557       67

    Net cash provided by operating activities                   1,925    1,774

Investing activities:
  Investments and mortgage-backed securities:
   Held to maturity:
    Purchases                                                 (13,480)  (6,382)
    Proceeds from maturities and principal payments             5,492    3,286
  Available for sale:
    Purchases                                                  (4,013)  (2,456)
    Proceeds from sales                                                  2,857
    Proceeds from maturities                                      861    3,679
  Purchases of premises and equipment                            (447)  (1,071)
  Net (increase) decrease in loans                            (13,164) (15,166)
  Proceeds from sale of equipment                                  14       17
  Proceeds from sale of other real estate owned                    76      990

    Net cash used in investing activities                     (24,661) (14,246)

Financing activities:
  Net increase (decrease) in borrowings                         2,009    5,117
  Net increase (decrease) in deposits                          18,871    9,846
  Proceeds from exercise of stock options and
    stock purchase plan                                           620      355
  Dividends paid                                                 (515)    (388)

    Net cash used in financing activities                      20,985   14,930

Increase (decrease) in cash and cash equivalents               (1,751)   2,458
Cash and cash equivalents at beginning of period               23,401   12,604

Cash and cash equivalents at end of period                    $21,650  $15,062

Cash paid during the year:
  Interest on deposits and other borrowings                    $4,902   $4,227
  Income taxes                                                    950      511
  Transfers of loans to other real estate owned                    85    1,481

Sales of other real estate owned financed by the bank                       72

                  See notes to consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER AND SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996
(Unaudited)

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


NOTE B - CURRENT OPERATING ENVIRONMENT
The Corporation operates eleven banking offices located in Hampden County and also operates a Trust Department providing services normally associated with holding property in a fiduciary or agency capacity. A full range of retail banking services are furnished to individuals, businesses and non-profit organizations. The Corporation's primary source of revenue is derived from providing loans to customers, predominately located in Western Massachusetts. The Corporation has recently received regulatory approval to open a full service office in the town of Ludlow Massachusetts, the targeted opening date for this new office is April, 1998.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") imposes significant regulatory restrictions and requirements on banking institutions insured by the FDIC and their holding companies. FDICIA established capital categories into which financial institutions are placed based on capital level. Each capital category establishes different degrees of regulatory restrictions which can apply to a financial institution. As of June 30, 1997, Park West's capital was at a level that placed the Bank in the "well capitalized" category as defined by FDICIA.

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


NOTE C - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for the quarter and six months ended June 30, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles for interim information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

For further information, please refer to the Consolidated Financial Statements and footnotes thereto included in the Westbank
Corporation's Annual Report on Form 10-K for the year ended December
31, 1996.


NOTE D - NET INCOME PER SHARE

Earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding and common stock equivalent shares arising from unexercised stock options. The weighted average of common and common stock equivalents for the six months ended June 30, 1997 and 1996, amounted to 3,543,085 and 3,377,086 shares, respectively.

New Accounting Standard

In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share," which establishes new standards for the computation and disclosure of earnings per share ("EPS"). The new statement requires dual presentation of "basic" EPS and "diluted" EPS. Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common shares equivalents. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The Company cannot adopt SFAS 128 until the fourth quarter of fiscal year 1997. Once adopted, all prior period EPS data must be restated. The effect of SFAS 128, had it been adopted beginning in fiscal year 1996, would have been to present basic EPS that would have been greater than EPS actually reported by $0.01 for the six months ended June 30, 1996 and by $0.01 for the six month period ended June 30, 1997. The presentation of diluted EPS would have been the same as EPS actually reported for the respective periods.


NOTE E - COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, there are outstanding commitments and contingent liabilities, such as, standby letters of credit and commitments to extend credit. As of June 30, 1997 standby letters of credit amounted to $575,000 and loan commitments were $28,407,000 and unused balances available on home equity lines of credit were $7,652,000.

Trust Assets - Property with a book value of $108,009,000 at June
30, 1997 held for customers in a fiduciary or agency capacity, is not included in the accompanying balance sheet since such items are not assets of the Bank.


NOTE F - STOCKHOLDERS' EQUITY

The FDIC imposes leverage capital ratio requirements for state non-member Banks. The Bank's leverage capital ratio as of June 30, 1997 and December 31, 1996 was 6.90% and 6.93% respectively. In addition, the FDIC has established risk-based capital requirements for insured institutions of, Tier 1 risk-based capital of 4.00% and total risk-based capital of 8.00%. The Bank's risk-based capital at June 30, 1997, for Tier 1 was 10.08% and total risk- based capital was 11.33%, which meets the FDIC criteria for a well-capitalized financial institution.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Changes in Financial Condition -
Total consolidated assets amounted to $307,896,000 on June 30, 1997, compared to $284,909,000 on December 31, 1996. As of June 30, 1997 and June 30, 1996, earning assets amounted to, respectively, $288,151,000 or 94% of total assets, and $269,293,000, or 94% of total assets. Earning assets increased during the first six months of 1997 as a result of increases in securities, loans and temporary funds. Deposits originated throughout the Bank's branch system provided the funds to support the increase in earning assets.

Changes in Results of Operations - For the quarter ended June 30, 1997, net income totaled $737,000 compared to $505,000 for the quarter ended June 30, 1996. For the six months ended June 30, 1997, net income was $1,374,000 compared to $1,069,000 for the same period during 1996. Included in the results of the six months ended June 30, 1996 is a gain on the sale of securities totaling $112,000.

An overall increase in interest income and interest expense reflects an increase in volume and decrease in interest rates on earning assets and an increase in volume and rates on interest-bearing deposits. Further analysis is provided in sections on net interest revenue and supporting schedules.

Allowance for Loan/Lease Losses and Non-Performing Assets - A significant decrease has been reflected in the provision for loan losses in the current quarter with $40,000 being provided compared to $352,000 for the same period in 1996. Loans and leases written off against the allowance for loan/lease losses after recoveries amounted to net recoveries of $96,000 for the six months ended June 30, 1997.

After giving effect to the actions described above, the allowance for loan/lease losses at June 30, 1997 totaled $2,560,000 or 1.10% of total loans/leases, as compared to $2,481,000 or 1.12% at December 31, 1996.

Non-performing past due loans/leases at June 30, 1997 aggregated $1,446,000 or 0.62% of total loans/leases compared to $2,361,000 or 1.07% at December 31, 1996. The percentage of non-performing and past due loans/leases compared to total assets on those same dates, respectively, amounted to 0.47% and 0.83%.

The change in non-performing loans was primarily the result of the continued resolution of problem assets.

Other real estate owned remained level at June 30, 1997 totaling
$323,000 as compared to December 31, 1996 and stands at 0.10% of total assets at the end of the current quarter.

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


(Dollar amounts in thousands)
                                     QUARTER ENDED        SIX MONTHS ENDED
                                  06-30-97  06-30-96     06-30-97  06-30-96

    Interest and divided income     $5,698    $5,053      $11,126   $10,005
    Interest expense                 2,534     2,147        4,945     4,218

    Net interest income             $3,164    $2,906       $6,181    $5,787


INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS

(Dollar amounts in thousands)

                                   QUARTER ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                   1997            1996             1997             1996

                            Average          Average          Average          Average
                            Balance  Rate    Balance  Rate    Balance  Rate    Balance  Rate

Earning Assets             $279,168  8.16%  $247,775  8.16%  $275,149  8.09%  $243,170  8.23%

Interest-bearing
  liabilities               229,261  4.42%   202,268  4.25%   225,941  4.38    197,180  4.28

Interest rate spread                 3.74             3.91             3.71             3.95

Interest-free
  resources used to
  fund earning assets        49,907           45,507           49,208          45,990

Total Sources of Funds     $279,168  3.63   $247,775  3.47   $275,149  3.59  $243,170   3.47

Net Yield on Earning Assets          4.53%            4.69%            4.50%            4.76%

WESTBANK CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

CHANGES IN NET INTEREST INCOME

(Dollar amounts in thousands)


                               QUARTER ENDED 06-30-97  SIX MONTHS ENDED 06-30-97
                                      O V E R                  O V E R
                               QUARTER ENDED 06-30-96  SIX MONTHS ENDED 06-30-96
                                   CHANGE DUE TO          CHANGE DUE TO
                              VOLUME    RATE  TOTAL  VOLUME   RATE     TOTAL
Interest Income:
Loans                           $506      $5   $511    $996  $(177)      $819
Securities                       180     (14)   166     302     (2)       300
Federal funds                    (42)     10    (32)    (13)    15          2

Total Interest Earned            644       1    645   1,285   (164)     1,121

Interest Expense:
Interest bearing deposits        278      86    364     620     90        710
Other Borrowed Funds               9      14     23       3     14         17

Total Interest Expense          $287    $100   $387    $623   $104       $727

Net Interest Income             $357    $(99)  $258    $662  $(268)      $394

Net interest earned increased by $258,000 during the second quarter of 1997 compared to the second quarter of 1996. For the six month period ended June 30, 1997 net interest income increased by $394,000 versus the same period of 1996.

Average earning assets increased by $31,979,000 during the first six months of 1997. The average earning base was $275,149,000 compared to $243,170,000 in the same period last year.


OPERATING EXPENSES

The components of total operating expenses for the periods and their percentage of gross income are as follows: (Dollar amounts in thousands)

                                             QUARTER ENDED                    SIX MONTHS ENDED
                                     06-30-97            06-30-96        06-30-97           06-30-96

                                    Amount Percent    Amount Percent Amount   Percent   Amount   Percent
Salaries and benefits               $1,139  18.42%    $1,036  18.49% $2,267     18.71%  $2,080   18.64%
Other real estate - expense             30   0.48         69   1.23      38      0.31      220    1.97
Other non-interest expense             931  15.06        919  16.40   1,865     15.39    1,859   16.65
Occupancy - net                        223   3.61        226   4.03     446      3.68      443    3.98

Total Operating Expenses            $2,323  37.57%    $2,250  40.15% $4,616     38.09%  $4,602   41.24%

For the six month period ended June 30, 1997, operating expenses increased by approximately $14,000 over the 1996 period. The increase was a result of increases in salary and benefits totaling
$187,000 offset by reductions in other real estate expenses of $182,000.

WESTBANK CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS - (Continued)


COMPONENTS RATIOS                        		  6/30/97         6/30/96
Ratio of "Tier 1" leverage capital
  to total assets at end of period                  6.90%           6.93%

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

The following are the Corporation's risk-based capital ratios at June 30, 1997:

         Tier 1 Capital (minimum required 4.00%)   10.06%
         Tier 2 Capital (minimum required 8.00%)   11.31%


INTEREST RATE SENSITIVITY

The following table sets forth the distribution of the repricing of the Corporation's earning assets and interest bearing liabilities as of June 30, 1997.


(Dollar amounts in thousands)

                             Three   Over Three    Over One      Over
                            Months    Months to     Year to      Five
                           or Less     One Year  Five Years     Years      Total

Earning Assets             $60,037      $42,411    $101,314   $84,389   $288,151
Interest Bearing
  Liabilities               76,383       70,483      92,885         2    239,753

Interest Rate
  Sensitivity Gap         $(16,346)    $(28,072)     $8,429   $84,387    $48,398


Cumulative Interest
  Rate
  Sensitivity Gap         $(16,346)    $(44,418)   $(35,989)  $48,398


Interest Rate
  Sensitivity
  Gap Ratio                 (5.67)%      (9.74)%       2.93%   29.28%


Cumulative Interest
  Rate Sensitivity
  Gap Ratio                 (5.67)%     (15.41)%     (12.48)%  16.80%

WESTBANK CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS - (Continued)


LIQUIDITY

Cash and due from banks, federal funds sold, investment securities, mortgage-backed securities and loans available for sale, as compared to deposits and short term liabilities, are used by the Corporation to compute its liquidity on a daily basis. At June 30, 1997, the Corporation's ratio of such assets to total deposits and borrowed funds was 21.26%.


PROVISION AND ALLOWANCE FOR LOAN LOSSES

(Dollar amounts in thousands)
                                         QUARTER ENDED        SIX MONTHS ENDED
                                     06-30-97  06-30-96     06-30-97     06-30-96
Balance at beginning of period         $2,424    $3,916       $2,481       $3,707
Provision charged to expense               40       352          190          492

                                        2,464     4,268        2,671        4,199

Charge-offs:
  Loans secured by real estate            155     1,528          239        1,710
  Commercial and industrial loans          12        75          143           89
  Consumer loans                           28        30           42           57

                                          195     1,633          424        1,856

Recoveries:
  Loans secured by real estate            111         6          130          289
  Commercial and industrial loans         174         1          175            2
  Consumer loans                            5         5            7           12
  Lease financing receivables               1                      1            1

                                          291        12          313          304

Net charge-offs (recoveries)              (96)    1,621          111        1,552

Balance at end of period               $2,560    $2,647       $2,560       $2,647

Net Charge-offs to:
  Average loans                          (.04)%     .79%         .05%         .77%
  Loans at end of period                 (.04)%     .77%         .05%         .74%
  Allowance for loan losses             (3.75)%   61.24%        4.34%       58.63%

Allowance for loan losses
  as a percentage of:
    Average loans                        1.12%     1.29%        1.14%        1.31%
    Loans at end of period               1.10%     1.26%        1.10%        1.26%

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

NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS

(Dollar amounts in thousands)

                                     06-30-97  03-31-97  12-31-96  09-30-96  06-30-96
Non-Accrual Loans:
Loans secured by real estate           $1,143    $1,377    $1,697    $1,910    $2,116
Construction/Land development              33        78         4        10        19
Commercial and Industrial Loans           240       238       372       750       856
Consumer Loans                              5        14         6         1         1

                                        1,421     1,707     2,079     2,671     2,992

Loans Contractually
 past due 90 days or more
 still accruing:
Loans secured by real estate               15        70       274        33         0
Commercial and Industrial Loans             0        76         0         6        43
Consumer Loans                             10        14         8         0         0

                                           25       160       282        39        43

Restructured Loans                          0         0         0         0        78

Total non-accrual, past
 due and restructured
 loans                                 $1,446    $1,867    $2,361    $2,710    $3,113

Non-accrual, past due and
 restructured loans
 as a percentage of total
 loans                                  0.62%     0.84%     1.07%     1.26%     1.48%


Allowance for loan
 losses as a percentage of
 non accrual, past due and
 restructured loans                   177.04%   129.83%   105.08%    99.09%    85.03%


OTHER REAL ESTATE

Other real estate owned - net            $323      $403      $337      $793    $1,303



Total non-performing assets            $1,769    $2,270    $2,698    $3,503    $4,416


Non-performing assets as a
  percentage of total assets            0.57%     0.77%     0.95%     1.24%     1.64%

WESTBANK CORPORATION AND SUBSIDIARIES
QUARTERLY TO DATE AVERAGE BALANCES
INTEREST EARNED - INTEREST EXPENSE


(Dollar amounts in thousands)

                                        FOR THE QUARTER ENDED        FOR THE QUARTER ENDED
                                            JUNE 30, 1997                 JUNE 30, 1996
                                  Balance      Interest   Rate    Balance    Interest   Rate
Federal Funds sold and
     temporary investments         $2,781           $37   5.32%    $6,020         $69   4.58%
Securities                         48,233           792   6.57     37,342         626   6.71
Loans/leases                      228,154         4,869   8.54    204,413       4,358   8.53


Total earning assets              279,168        $5,698   8.16    247,775      $5,053   8.16

Loan loss allowance                (2,500)                         (3,598)
All other assets                   18,128                          19,584

TOTAL ASSETS                     $294,796                        $263,761

LIABILITIES AND EQUITY

Interest bearing deposits        $219,436        $2,450   4.47   $193,624      $2,086   4.31
Borrowed funds                      9,825            84   3.42      8,644          61   2.82

Total interest bearing
   liabilities                    229,261        $2,534   4.42    202,268      $2,147   4.25

Interest rate spread                                      3.72%                         3.91%

Demand deposits                    43,037                          42,134
Other liabilities                   1,687                           1,148
Shareholders' equity               20,811                          18,211

TOTAL LIABILITIES
      AND EQUITY                 $294,796                        $263,761


NET INTEREST INCOME                             $3,164                          $2,906

Interest Earned/Earning Assets                            8.16%                         8.16%

Interest Expense/Earning Assets                           3.63                          3.47

Net Yield on Earning Assets                               4.53%                         4.69%

WESTBANK CORPORATION AND SUBSIDIARIES
YEAR TO DATE AVERAGE BALANCES
INTEREST EARNED - INTEREST EXPENSE

(Dollar amounts in thousands)



                                             SIX MONTHS ENDED              SIX MONTHS ENDED
                                               JUNE 30, 1997                 JUNE 30, 1996
                                     Balance      Interest   Rate    Balance    Interest   Rate
Federal Funds sold and
  temporary investments               $5,747          $152   5.29%    $6,288        $150   4.77%
Securities                            44,426         1,462   6.58     35,293       1,162   6.58
Loans/leases                         224,976         9,512   8.46    201,589       8,693   8.62


Total earning assets                 275,149       $11,126   8.09    243,170     $10,005   8.23

Loan loss allowance                   (2,518)       (3,703)
All other assets                      17,810        19,212

TOTAL ASSETS                        $290,441      $258,679

LIABILITIES AND EQUITY

Interest bearing deposits           $217,254        $4,805   4.42   $188,679      $4,094   4.34
Borrowed funds                         8,687           140   3.22      8,501         124   2.92

Total interest bearing
   liabilities                       225,941        $4,945   4.38    197,180      $4,218   4.28

Interest rate spread                                         3.71%                         3.95%

Demand deposits                       42,457                          42,330
Other liabilities                      1,564                           1,102
Shareholders' equity                  20,479                          18,067

TOTAL LIABILITIES
      AND EQUITY                    $290,441                        $258,679


NET INTEREST INCOME                                 $6,181                        $5,787


Interest Earned/Earning Assets                               8.09%                         8.23%

Interest Expense/Earning Assets                              3.59                          3.47

Net Yield on Earning Assets                                  4.50%                         4.76%


WESTBANK CORPORATION AND SUBSIDIARIES
PART II - OTHER INFORMATION



ITEM 1.   Legal Proceedings - None


ITEM 2.   Changes in Rights of Securities Holders - None


ITEM 3.   Defaults by Company on its Senior Securities - None


ITEM 4.   Results of Votes on Matters Submitted to a Vote of
          Security Holders - None


ITEM 5.   Other Events

a.       Information Concerning Forward-Looking Statements.

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

b.        Registration on Form S-3

          On June 19, 1997 the Corporation filed a registration statement on Form S-3, which is hereby incorporated by reference.

c.        Registration of Form S-8

          On June 19, 1997 the Corporation filed a registration statement on Form S-8, which is hereby incorporated by reference.


ITEM 6.   Exhibits and Reports on Form 8

a.        Exhibits
                                EXHIBIT INDEX

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

         10.12     Termination Agreement dated February 20, 1987, between
                   Donald R. Chase and Park West Bank and Trust Company    ***

         10.14     Termination Agreement dated February 20, 1987, between
                   Stanley F. Osowski and CCB, Inc.                        ***

         10.15     1985 Incentive Stock Option Plan for Key Employees        *

         10.16     1995 Directors Stock Option Plan                       ****

         10.17     1996 Stock Incentive Plan                             *****

         13.       1996 Annual Report to Stockholders        ARS (IFC 1-36 IBC)

         21.       Subsidiaries of Registrant                           ******

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

         ****** Incorporated by reference to identically numbered exhibits contained in Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

b.   Reports on Form-8 - None

WESTBANK CORPORATION AND SUBSIDIARIES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.








                                           WESTBANK CORPORATION






Date:   August 7, 1997
                                     Donald R. Chase
                                     President and Chief Executive Officer









Date:   August 7, 1997
                                     John M. Lilly
                                     Treasurer and Chief Financial Officer