Form 10-Q
period 1997-09-30
WESTBANK CORP
filed 1997-11-12
CIK 742070

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

             For the quarterly period ended September 30, 1997


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

                              YES  X  NO


     Common stock, par value $2 per share: 3,573,950 shares outstanding as of October 31, 1997.

                   WESTBANK CORPORATION AND SUBSIDIARIES

                                   INDEX

                      PART I - FINANCIAL INFORMATION

                                                                     Page

Financial Statements

     Condensed Consolidated Balance Sheets                                3

     Condensed Consolidated Statements of Income                          4

     Condensed Consolidated Statements of Stockholders' Equity            5

     Condensed Consolidated Statements of Cash Flows                      6

     Notes to Condensed Consolidated Financial Statements               7-8

     Management's Discussion and Analysis of Financial Condition and
       Results of Operations                                           9-16


                        PART II - OTHER INFORMATION


     ITEM 1.  Legal Proceedings                                          17

     ITEM 2.  Changes in Rights of Securities Holders                    17

     ITEM 3.  Defaults by Company on its Senior Securities               17

     ITEM 4.  Results of Votes on Matters Submitted to a Vote
            of Security Holders                                          17

     ITEM 5.  Other Information                                       17-18

     ITEM 6.  Exhibits and Reports on Form 8-K                           18

     Signatures                                                          19

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       (Unaudited)
(Dollar amounts in thousands)                      September 30, 1997       December 31, 1996
ASSETS
Cash and due from banks:
    Non-interest bearing                                      $12,283                 $10,463
    Interest bearing                                               91                      48
Federal Funds sold                                             10,350                  12,890

Total cash and cash equivalents                                22,724                  23,401

Investment securities available for sale                       17,405                  14,387
Investment securities held to maturity (approximate
  market value of $35,395 in 1997 and $21,357 in 1996)         35,199                  21,295

Total securities                                               52,604                  35,682

Loans                                                $235,242                $215,207
Mortgage loans held-for-sale                            4,762                   5,466
Allowance for loan losses                              (2,755)                 (2,481)

      Net-loans                                               237,249                 218,192
Bank premises and equipment                                     4,540                   4,339
Other real estate owned - net of
  allowance for losses of $210 in
  1997 and $195 in 1996                                           277                     337
Accrued interest receivable                                     1,846                   1,636
Other assets                                                    1,605                   1,322

TOTAL ASSETS                                                 $320,845                $284,909

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Non-interest bearing                                      $49,003                 $44,715
    Interest bearing                                          238,504                 210,776

         Total Deposits                                       287,507                 255,491
Borrowed funds                                                  9,842                   8,769
Accrued interest payable                                          392                     328
Other liabilities                                                 832                     576

         Total Liabilities                                    298,573                 265,164

Stockholders' Equity:
 Common stock  - $2 par value:
      Authorized    - 9,000,000 shares
      Issued   - 3,521,693 shares in 1997 and
            3,346,802 shares in 1996                            7,043                   6,694
    Additional paid in capital                                  8,327                   7,633
    Retained earnings                                           6,934                   5,517
    Net unrealized loss on securities available
      for sale                                                    (32)                    (99)

       Total Stockholders' Equity                              22,272                  19,745

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $320,845                $284,909

  See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME



         (Unaudited)
(Dollar amounts in thousands)
                                      QUARTER ENDED           NINE MONTHS ENDED
                                     09-30-97  09-30-96       09-30-97  09-30-96

Income:
  Interest and fees on loans           $5,102    $4,529       $14,614    $13,222
  Interest and dividend income
     on securities                        811       630         2,273      1,792
  Interest on temporary investments        66        31           218        181

Total interest and dividend income      5,979     5,190        17,105     15,195
Interest expense                        2,740     2,242         7,685      6,460

Net interest income                     3,239     2,948         9,420      8,735
Provision for loan losses                           176           190        668

Net interest income after provision
  for loan losses                       3,239     2,772         9,230      8,067

Security gains                                                               112
Other non-interest income                 565       489         1,556      1,532

Total non-interest income                 565       489         1,556      1,644

Non-interest expenses:
  Salaries and benefits                 1,258     1,049         3,525      3,129
  Other real estate-provision for losses   11       124            34        305
                   -operating expenses      3        45            18         84
  Other non-interest expense              914       829         2,779      2,688
  Occupancy - net                         211       220           657        664

Total non-interest expense              2,397     2,267         7,013      6,870

Income before income taxes              1,407       994         3,773      2,841
Income taxes                              589       421         1,581      1,200


Net Income                            $   818   $   573       $ 2,192    $ 1,641

Net income per share                  $  0.22   $  0.17       $  0.61    $  0.49

Weighted average shares of common
  stock and common share
  equivalents                       3,627,131 3,417,503     3,570,519  3,379,961


  See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 1996 AND NINE MONTHS ENDED SEPTEMBER 30, 1997

(1997 Unaudited)

(Dollar amounts in thousands)



                                                                               UNREALIZED
                                                                              GAIN (LOSS)
                                      COMMON STOCK      ADDITIONAL          ON SECURITIES
                               NUMBER OF           PAR     PAID IN  RETAINED    AVAILABLE
                                  SHARES         VALUE     CAPITAL  EARNINGS     FOR SALE   TOTAL
BALANCE-DECEMBER 31, 1995      3,221,603       $ 6,443     $ 7,141  $ 4,053        $   66  $17,703

Net income                             -             -           -    2,248             -    2,248
Cash dividends declared
 ($.24 per share)                      -             -           -     (784)            -     (784)
Shares issued:
 Stock option plan                30,584            61          25        -             -       86
 Dividend reinvestment
 and stock purchase plan          94,615           190         467        -             -      657
Change in unrealized gain
 (loss) on securities
 available for sale                    -             -           -        -          (165)    (165)

BALANCE-DECEMBER 31, 1996      3,346,802         6,694       7,633    5,517           (99)  19,745

Net income                                                            2,192                  2,192
Cash Dividend Declared
($0.225 per share)                                                     (775)                  (775)


Shares issued:
 Stock Option Plan                80,693           162          67                             229

  Dividend Reinvestment
    and Stock Purchase Plan       94,198           187         627                             814

Change in unrealized gain (loss)
 on securities available
 for sale                                                                              67       67


BALANCE-SEPTEMBER 30, 1997     3,521,693       $ 7,043     $ 8,327  $ 6,934         $ (32) $22,272




      See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
(Unaudited)
(Dollar amounts in thousands)
                                                                  1997     1996

Operating activities:
 Net income                                                     $2,192   $1,641
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                      190      668
    Depreciation and amortization                                  491      464
    Provision for other real estate owned                           34      305
    Accrued interest receivable                                   (210)    (102)
    Realized gain on sale of securities                                    (112)
    Realized gain on sale of other real estate owned               (55)      (3)
    Realized gain on sale of loans                                  (2)     (66)
    Realized (gain) loss on sale of equipment                       (5)     (17)
    Increase (decrease) in interest payable on deposits             64        2
    (Increase) decrease in other assets                           (283)     301
    Increase in other liabilities                                  256       51

    Net cash provided by operating activities                    2,672    3,132

Investing activities:
  Investments and mortgage-backed securities:
   Held to maturity:
    Purchases                                                  (24,912)  (7,579)
    Proceeds from maturities and principal payments             11,008    4,802
  Available for sale:
    Purchases                                                   (4,381)  (2,456)
    Proceeds from sales                                                   2,857
    Proceeds from maturities                                     1,478    5,238
  Purchases of premises and equipment                             (692)    (988)
  Net increase in loans                                        (19,295) (21,719)
  Proceeds from sale of equipment                                    5       17
  Proceeds from sale of other real estate owned                     76    2,023

    Net cash used in investing activities                      (36,706) (17,805)

Financing activities:
  Net increase (decrease) in borrowings                          1,073      817
  Net increase in deposits                                      32,016   25,615
  Proceeds from exercise of stock options and stock
    purchase plan                                                1,043      553
  Dividends paid                                                  (775)    (585)

    Net cash used in financing activities                       33,357   26,400

Increase (decrease) in cash and cash equivalents                  (677)  11,727
Cash and cash equivalents at beginning of period                23,401   12,604

Cash and cash equivalents at end of period                     $22,724  $24,331

Cash paid during the period:
  Interest on deposits and other borrowings                     $7,621   $6,458
  Income taxes                                                   1,754      997
  Transfers of loans to other real estate owned                    134    1,782

Sales of other real estate owned financed by the bank               71      667
                  See notes to consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996 (Unaudited)

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") imposes significant regulatory restrictions and requirements on banking institutions insured by the FDIC and their holding companies. FDICIA established capital categories into which financial institutions are placed based on capital level. Each capital category establishes different degrees of regulatory restrictions which can apply to a financial institution. As of September 30, 1997, Park West's capital was at a level that placed the Bank in the "well capitalized" category as defined by FDICIA.

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


NOTE C - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for the quarter and nine months ended September 30, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles for interim information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

For further information, please refer to the Consolidated Financial Statements and footnotes thereto included in the Westbank
Corporation's Annual Report on Form 10-K for the year ended December
31, 1996.


NOTE D - NET INCOME PER SHARE

Earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding and common stock equivalent shares arising from unexercised stock options. The weighted average of common and common stock equivalents for the nine months ended September 30, 1997 and 1996, amounted to 3,570,519 and 3,379,961 shares, respectively.

New Accounting Standards

In February, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share," which establishes new standards for the computation and disclosure of earnings per share ("EPS"). The new statement requires dual presentation of "basic" EPS and "diluted" EPS. Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common shares equivalents. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The Company cannot adopt SFAS 128 until the fourth quarter of fiscal year 1997. Once adopted, all prior period EPS data must be restated. The effect of SFAS 128, had it been adopted beginning in fiscal year 1996, would have been to present basic EPS that would have been greater than EPS actually reported by $0.01 for the nine months ended September 30, 1996 and by $0.02 for the nine month period ended September 30, 1997. The presentation of diluted EPS would have been the same as EPS actually reported for the respective periods.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for periods beginning after December 15, 1997. The Company has determined that this statement will have an effect on the presentation of the Company's financial statements.

Also, in June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information", which addresses segment reporting. This statement is effective for financial statements for periods beginning after December 15, 1997.
Management is currently evaluating the effects of this change on the Company's financial statements.


NOTE E - COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, there are outstanding commitments and contingent liabilities, such as, standby letters of credit and commitments to extend credit. As of September 30, 1997 standby letters of credit amounted to $734,000 and loan commitments were $29,759,000 and unused balances available on home equity lines of credit were $7,375,000.

Trust Assets - Property with a book value of $107,246,000 at September 30, 1997 held for customers in a fiduciary or agency capacity, is not included in the accompanying balance sheet since such items are not assets of the Bank.


NOTE F - STOCKHOLDERS' EQUITY

The FDIC imposes leverage capital ratio requirements for state non-member Banks. The Bank's leverage capital ratio as of September 30, 1997 and December 31, 1996 was 6.90% and 6.93% respectively. In addition, the FDIC has established risk-based capital requirements for insured institutions of, Tier 1 risk-based capital of 4.00% and total risk-based capital of 8.00%. The Bank's risk-based capital at September 30, 1997, for Tier 1 was 10.66% and total risk-based capital was 11.91%, which meets the FDIC criteria for a well-capitalized financial institution.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Changes in Financial Condition -
Total consolidated assets amounted to $320,845,000 on September 30, 1997, compared to $284,909,000 on December 31, 1996. As of
September 30, 1997 and September 30, 1996, earning assets amounted to, respectively, $303,049,000 or 94% of total assets, and $263,447,000, or 94% of total assets. Earning assets increased during the first nine months of 1997 as a result of increases in securities, loans and temporary funds. Deposits originated throughout the Bank's branch system provided the funds to support the increase in earning assets.

Changes in Results of Operations -
For the quarter ended September 30, 1997, net income totaled $818,000 compared to $573,000 for the quarter ended September 30, 1996. For the nine months ended September 30, 1997, net income was $2,192,000 compared to $1,641,000 for the same period during 1996. Included in the results of the nine months ended September 30, 1996 is a gain on the sale of securities totaling $112,000.

An overall increase in interest income and interest expense reflects an increase in volume and decrease in interest rates on earning assets and an increase in volume and rates on interest-bearing deposits. Further analysis is provided in sections on net interest revenue and supporting schedules.

Allowance for Loan Losses and Non-Performing Assets - During the most recent quarter the Corporation recognized loan recoveries totaling $225,000, as a result no provision for loan losses was recorded during the third quarter. Loans written off against the allowance for loan losses totaled $30,000. The third quarter recoveries were primarily the result of a partial recovery of one commercial loan which was charged off during 1996.

After giving effect to the actions described above, the allowance for loan losses at September 30, 1997 totaled $2,755,000 or 1.15% of total loans, as compared to $2,481,000 or 1.12% at December 31, 1996.

Non-performing past due loans at September 30, 1997 aggregated $1,182,000 or 0.49% of total loans compared to $2,361,000 or 1.07%
at December 31, 1996. The percentage of non-performing and past due loans compared to total assets on those same dates, respectively, amounted to 0.37% and 0.83%. The change in non-performing loans was primarily the result of the continued resolution of problem assets.

Other real estate owned declined by $60,000 and totaled $277,000 on September 30, 1997 compared to December 31, 1996 and stands at 0.09% of total assets at the end of the current quarter.

Management has made every effort to recognize all circumstances known at this time which could affect the collectibility of loan and has reflected these in deciding as to the provision for loan losses, the writing down of other real estate owned and impaired loans to fair value and other loans (watch list) monitored by management, the charge-off of loans and the balance in the allowance for loan losses. Management deems that the provision for the quarter, and the balance in the allowance for loan losses, are adequate based on results provided by the grading system and circumstances known at this time.

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


(Dollar amounts in thousands)
                                      QUARTER ENDED        NINE MONTHS ENDED
                                  09-30-97    09-30-96   09-30-97    09-30-96

    Interest and divided income     $5,979      $5,190    $17,105     $15,195
    Interest expense                 2,740       2,242      7,685       6,460

    Net interest income             $3,239      $2,948     $9,420      $8,735


INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS

(Dollar amounts in thousands)

                                 QUARTER ENDED SEPT. 30,          NINE MONTHS ENDED SEPT. 30,
                                  1997             1996              1997             1996

                            Average          Average           Average           Average
                            Balance  Rate    Balance  Rate     Balance  Rate     Balance   Rate

Earning Assets             $293,287  8.15%  $253,598  8.19%   $281,194  8.11%   $246,645   8.21%

Interest-bearing
  liabilities               241,791  4.53%   207,888  4.31%    231,223  4.43     200,749   4.29

Interest rate spread                 3.62             3.88              3.68               3.92

Interest-free
  resources used to
  fund earning assets        51,496           45,710            49,971            45,896

Total Sources of Funds     $293,287  3.73   $253,598  3.54    $281,194  3.64    $246,645   3.49

Net Yield on Earning Assets          4.42%            4.65%             4.47%              4.72%

WESTBANK CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


CHANGES IN NET INTEREST INCOME

(Dollar amounts in thousands)


                               QUARTER ENDED 09-30-97 NINE MONTHS ENDED 09-30-97
                                       O V E R                O V E R
                               QUARTER ENDED 09-30-96 NINE MONTHS ENDED 09-30-96

                                    CHANGE DUE TO          CHANGE DUE TO
                               VOLUME    RATE  TOTAL   VOLUME   RATE      TOTAL

Interest Income:
Loans                           $541      $32   $573   $1,537  $(145)    $1,392
Securities                       198      (17)   181      500    (19)       481
Federal funds                     30        5     35       17     20         37

Total Interest Earned            769       20    789    2,054   (144)     1,910

Interest Expense:
Interest bearing deposits        393      113    506    1,013    202      1,215
Other Borrowed Funds              (5)      (3)    (8)      (2)    12         10

Total Interest Expense          $388     $110   $498   $1,011   $214     $1,225

Net Interest Income             $381     $(90)  $291   $1,043  $(358)      $685


Net interest earned increased by $291,000 during the third quarter of 1997 compared to the third quarter of 1996. For the nine month period ended September 30, 1997 net interest income increased by $685,000 versus the same period of 1996.

Average earning assets increased by $35,549,000 during the first nine months of 1997. The average earning base was $281,194,000 compared to $246,645,000 in the same period last year.


OPERATING EXPENSES

The components of total operating (non-interest) expenses for the periods and their percentage of gross income are as follows:
(Dollar amounts in thousands)

                                      QUARTER ENDED                                  NINE MONTHS ENDED
                                        09-30-97           09-30-96             09-30-97           09-30-96
                                    Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent
Salaries and benefits               $1,258    19.22%    $1,049    18.50%    $3,525     18.89%   $3,129    18.60%
Other real estate - expense             14     0.22        169     3.00         52      0.28       389     2.30
Other non-interest expense             914    13.97        829    14.60      2,779     14.89     2,688    16.00
Occupancy - net                        211     3.22        220     3.80        657      3.52       664     3.90

Total Operating Expenses            $2,397    36.63%    $2,267    39.90%    $7,013     37.58%   $6,870    40.80%

For the nine month period operating expenses increased by approximately $143,000 primarily the result of overall growth of the Corporation.

WESTBANK CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


CAPITAL RATIOS                                              September 30,
                                                          1997        1996
Ratio of "Tier 1" leverage capital
  to total assets at end of period                       6.94%        6.77%

Regulatory risk-based capital requirements take into account the different risk categories of banking organizations by assigning risk weights to assets and the credit equivalent amounts of off-balance sheet exposures.

In addition, capital is divided into two tiers. For this Corporation, Tier 1 includes the common stockholders' equity; Tier 2, or supplementary capital, includes not only the equity, but also, a portion of the allowance for loan losses, net unrealized gain (losses) on securities available for sale are not permitted to be included for regulatory capital purposes.

The following are the Corporation's risk-based capital ratios:
                                                             September 30,
                                                         1997            1996
         Tier 1 Capital (minimum required 4.00%)        10.66%          10.19%
         Tier 2 Capital (minimum required 8.00%)        11.91%          11.45%


INTEREST RATE SENSITIVITY

The following table sets forth the distribution of the repricing of the Corporation's earning assets and interest bearing liabilities as of September 30, 1997.


(Dollar amounts in thousands)

                              Three  Over Three    Over One      Over
                             Months   Months to     Year to      Five
                            or Less    One Year  Five Years     Years     Total

Earning Assets              $62,975     $40,163    $105,532   $94,379  $303,049
Interest Bearing
  Liabilities                79,746      69,930      98,667    49,006   297,349

Interest Rate
  Sensitivity Gap          $(16,771)   $(29,767)     $6,865   $45,373    $5,700


Cumulative Interest
  Rate
  Sensitivity Gap          $(16,771)   $(46,538)   $(39,673)   $5,700


Interest Rate
  Sensitivity
  Gap Ratio                  (5.53)%     (9.82)%      2.27%    14.97%


Cumulative Interest
  Rate Sensitivity
  Gap Ratio                  (5.53)%    (15.35)%   (13.08)%     1.89%

WESTBANK CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


LIQUIDITY

Cash and due from banks, federal funds sold, investment securities, mortgage-backed securities and loans available for sale, as compared to deposits and short term liabilities, are used by the Corporation to compute its liquidity on a daily basis. At September 30, 1997, the Corporation's ratio of such assets to total deposits and borrowed funds was 23.56%.


PROVISION AND ALLOWANCE FOR LOAN LOSSES

(Dollar amounts in thousands)

                                        QUARTER ENDED      NINE MONTHS ENDED
                                     09-30-97   09-30-96  09-30-97   09-30-96
Balance at beginning of period         $2,560     $2,647    $2,481     $3,707
Provision charged to expense                         176       190        668

                                        2,560      2,823     2,671      4,375

Charge-offs:
  Loans secured by real estate             10         77       249      1,787
  Commercial and industrial loans          12         45       155        134
  Consumer loans                            8         11        50         68

                                           30        133       454      1,989

Recoveries:
  Loans secured by real estate             22         39       152        328
  Commercial and industrial loans         201          2       376          4
  Consumer loans                            2          4         9         16
  Lease financing receivables                                    1          1

                                          225         45       538        349

Net charge-offs (recoveries)             (195)        88       (84)     1,640

Balance at end of period               $2,755     $2,735    $2,755     $2,735

Net Charge-offs (recoveries) to:
  Average loans                          (.08)%      .04%    (.04)%       .80%
  Loans at end of period                 (.08)%      .04%    (.03)%       .76%
  Allowance for loan losses             (7.08)%     3.22%   (3.05)%     59.96%

Allowance for loan losses
  as a percentage of:
    Average loans                        1.15%     1.28%     1.20%       1.33%
    Loans at end of period               1.15%     1.27%     1.15%       1.27%

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

NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS

(Dollar amounts in thousands)

                                     09-30-97  06-30-97  03-31-97  12-31-96  09-30-96
Non-Accrual Loans:
Loans secured by real estate             $897    $1,143    $1,377    $1,697    $1,910
Construction/Land development                        33        78         4        10
Commercial and Industrial Loans             6       240       238       372       750
Consumer Loans                              9         5        14         6         1

                                          912     1,421     1,707     2,079     2,671

Loans Contractually
 past due 90 days or more
 still accruing:
Loans secured by real estate              198        15        70       274        33
Commercial and Industrial Loans            18                  76                   6
Consumer Loans                             54        10        14         8

                                          270        25       160       282        39



Total non-accrual and past due         $1,182    $1,446    $1,867    $2,361    $2,710

Non-accrual and past due
 as a percentage of total loans         0.49%     0.62%     0.84%     1.07%     1.26%


Allowance for loan
 losses as a percentage of
 non accrual and past due             233.08%   177.04%   129.83%   105.08%    99.09%


Other real estate owned - net            $277      $323      $403      $337      $793



Total non-performing assets            $1,459    $1,769    $2,270    $2,698    $3,503


Non-performing assets as a
  percentage of total assets            0.45%     0.57%     0.77%     0.95%     1.24%

WESTBANK CORPORATION AND SUBSIDIARIES
QUARTERLY TO DATE AVERAGE BALANCES
INTEREST EARNED - INTEREST EXPENSE


(Dollar amounts in thousands)


                                   FOR THE QUARTER ENDED            FOR THE QUARTER ENDED
                                     SEPTEMBER 30, 1997              SEPTEMBER 30, 1996
                               Balance      Interest   Rate      Balance    Interest  Rate
Federal Funds sold and
     temporary investments      $4,807           $66   5.49%      $2,547         $31  4.87%
Securities                      49,221           811   6.59       37,245         630  6.76
Loans                          239,259         5,102   8.53      213,806       4,529  8.47


Total earning assets           293,287        $5,979   8.15      253,598      $5,190  8.19

Loan loss allowance             (2,692)                           (2,701)
All other assets                18,766                            19,430

TOTAL ASSETS                  $309,361                          $270,327

LIABILITIES AND EQUITY

Interest bearing deposits     $233,504        $2,680   4.59     $198,865      $2,174  4.37
Borrowed funds                   8,287            60   2.90        9,023          68  3.01

Total interest bearing
   liabilities                 241,791        $2,740   4.53      207,888      $2,242  4.31

Interest rate spread                                   3.62%                          3.88%

Demand deposits                 44,265                            42,646
Other liabilities                1,536                             1,091
Shareholders' equity            21,769                            18,702

TOTAL LIABILITIES
      AND EQUITY              $309,361                          $270,327


NET INTEREST INCOME                           $3,239                          $2,948

Interest Earned/Earning Assets                         8.15%                          8.19%

Interest Expense/Earning Assets                        3.73                           3.54

Net Yield on Earning Assets                            4.42%                          4.65%

WESTBANK CORPORATION AND SUBSIDIARIES
YEAR TO DATE AVERAGE BALANCES
INTEREST EARNED - INTEREST EXPENSE


(Dollar amounts in thousands)


                                     NINE MONTHS ENDED             NINE MONTHS ENDED
                                     SEPTEMBER 30, 1997           SEPTEMBER 30, 1996
                               Balance      Interest    Rate   Balance  Interest    Rate
Federal Funds sold and
  temporary investments         $5,433          $218    5.35%   $4,624      $181    5.21%
Securities                      46,024         2,273    6.58    36,361     1,792    6.57
Loans                          229,737        14,614    8.48   205,660    13,222    8.57


Total earning assets           281,194       $17,105    8.11   246,645   $15,195    8.21

Loan loss allowance             (2,576)                         (3,369)
All other assets                18,128                          19,285

TOTAL ASSETS                  $296,746                        $262,561

LIABILITIES AND EQUITY

Interest bearing deposits     $222,670        $7,483    4.48  $192,074    $6,268    4.35
Borrowed funds                   8,553           202    3.15     8,675       192    2.95

Total interest bearing
   liabilities                 231,223        $7,685    4.43   200,749    $6,460    4.29

Interest rate spread                                    3.68%                       3.92%

Demand deposits                 43,060                          42,436
Other liabilities                1,554                           1,098
Shareholders' equity            20,909                          18,278

TOTAL LIABILITIES
      AND EQUITY              $296,746                        $262,561


NET INTEREST INCOME                           $9,420                      $8,735


Interest Earned/Earning Assets                          8.11%                       8.21%

Interest Expense/Earning Assets                         3.64                        3.49

Net Yield on Earning Assets                             4.47%                       4.72%


WESTBANK CORPORATION AND SUBSIDIARIES
PART II - OTHER INFORMATION



ITEM 1.   Legal Proceedings - None


ITEM 2.   Changes in Rights of Securities Holders - None


ITEM 3.   Defaults by Company on its Senior Securities - None


ITEM 4.   Results of Votes on Matters Submitted to a Vote of Security Holders -
          None


ITEM 5.   Other Information

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








                                           WESTBANK CORPORATION






Date:   November 12, 1997
                                         Donald R. Chase
                                         President and
                                         Chief Executive Officer









Date:   November 12, 1997
                                         John M. Lilly
                                         Treasurer and
                                         Chief Financial Officer
























10Q.697