Form 10-K
period 1997-12-31
WESTBANK CORP
filed 1998-03-25
CIK 742070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-K

[mark one]          [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                    OR

               [   ]     TRANSITION REPORT PURSUANT TO SECTION 13
                    OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      Commission File Number 0-12784


                           WESTBANK CORPORATION

               Massachusetts                      04-2830731
               (State of Incorporation)                (I.R.S. Employer ID #)

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

                                  Yes  X     No

     Based on the closing sales price on March 2, 1998 the aggregate market value of the voting stock held by nonaffiliates of the registrant was $49,180,963.

     The number of shares outstanding of the registrants common stock, $2.00 par value was 3,747,121 on March 2, 1998.

     Portions of the Annual Report to Stockholders for the year ended December 31, 1997 are incorporated by reference into Parts I and II.

     Portions of the Proxy Statement issued by the Corporation in connection with the Annual Meeting to be held on April 15, 1998 are incorporated by reference into Part III.

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

Item 14 Exhibits, Financial Statement Schedules and Reports
     on Form 8-K                                             IV - 1

        Signatures                                           IV - 2

        Exhibit Index                                        IV - 3

           WESTBANK CORPORATION, WEST SPRINGFIELD, MASSACHUSETTS

                                  PART I

ITEM 1 - BUSINESS

     Reference is made to Page 4 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1997, wherein this subject is covered.

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

     The following statistical tables and accompanying text provide required financial data about the Corporation and should be read in conjunction with the Consolidated financial statements and related notes, appearing in the 1997 Annual Report to Stockholders and is incorporated herein by reference thereto:

                                                                    Page of
                                                              Annual Report

I.   Distribution of Assets, Liabilities and Stockholders' Equity:
     Interest Rates and Interest Differential                            10

     Rate/Volume Analysis of Interest Margin on Earning Assets           11

II.  Investment Portfolio                                 12, 27, 28 and 37

III. Loan Portfolio                                       13, 28, 29 and 38

     a.  Types of Loans                                                  13

     b.  Maturities and Sensitivities to Changes
         in Interest Rates                                      8, 9 and 13

     c.  Risk Elements                                        14, 15 and 16

IV.  Summary of Loan Loss Experience                              14 and 15

V.   Deposits                                         16, 17, 30, 37 and 38

VI.  Return on Equity and Assets                                         17

VII. Short Term Borrowing                                 17, 31, 37 and 38

ITEM 2 - PROPERTIES

     The Corporation's principal banking subsidiary, Park West Bank and Trust Company ("Park West") operates eleven banking offices located as follows:




LOCATION                                     OWNED   LEASED   TOTAL

Agawam (Feeding Hills)                                    1       1
Chicopee                                         1                1
Chicopee - Supermarket                                    1       1
East Longmeadow                                  1                1
East Longmeadow - Supermarket                             1       1
Holyoke                                          1                1
West Springfield                                 2        1       3
Westfield                                                 1       1
Westfield Supermarket                                     1       1
TOTAL                                            5        6      11

     All general banking offices except the one in Holyoke have drive-in facilities. Twenty-four hour automated teller machines are located in the three West Springfield branches, one each in Agawam, Chicopee, East Longmeadow, Westfield and the Banks three supermarket branches.

     Title to the properties described as owned in the foregoing table is held by the Bank with warranty deed with no material encumbrances. Park West owns, with no material encumbrances, land adjacent to the main office which is available for parking, and also through a subsidiary, owns one other property consisting of land, also used as a parking lot adjacent to the main office. Park West also owns, with no material encumbrance, property in Ludlow on which a general banking office is planned and currently under construction with an opening projected for late April 1998. The Corporation also owns the property on which its former Operations Center was located and is presently leased. In addition, the Bank holds other real estate as a result of foreclosure proceedings.

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                   NONE

                                 PART II


ITEM 5 - MARKET FOR CORPORATION'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

     Reference is made to the inside back cover of the Corporation's Annual Report to Stockholders for the year ended December 31, 1997, wherein this subject is covered.

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

ITEM 6 - SELECTED FINANCIAL DATA

     Reference is made to page 5 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1997, wherein this subject is covered.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to pages 6 through 19 of the Corporation's
Annual Report to Stockholders for the year ended December 31, 1997, wherein this subject is covered.

                                 PART III

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to pages 20 through 40 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1997, wherein this subject is covered.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                  NONE


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Reference is made to pages 3 through 6, of the Corporation's
Proxy Statement to Stockholders for the 1998 Annual Meeting scheduled for April 15, 1998, wherein this subject is covered.


ITEM 11 - EXECUTIVE COMPENSATION

     References is made to pages 8 through 12, of the Corporation's Proxy Statement to Stockholders for the 1998 Annual Meeting scheduled for April 15, 1998, wherein this subject is covered.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     Reference is made to pages 6 and 7, of the Corporation's Proxy Statement to Stockholders for the 1998 Annual Meeting scheduled for April 15, 1998, wherein this subject is covered.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to pages 6 through 15, of the Corporation's Proxy Statement to Stockholders for the 1998 Annual Meeting scheduled for April 15, 1998, wherein this subject is covered under the caption "Beneficial Ownership of Stock and Executive
Compensation - Miscellaneous".


                                  III - 1

                                 PART IV



ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

     The following documents are filed as a part of this report:

          1.  Financial Statements

     The following financial statements are incorporated in this Annual Report on Form 10-K by reference to the Corporation's Annual Report to Stockholders for the year ended December 31, 1997:

                           WESTBANK CORPORATION
                                                                  Page of
                                                                   Annual
                                                                   Report


Independent Auditors' Reports                                          40
Consolidated Balance Sheets at December 31, 1997 and 1996              20
Consolidated Statements of Income for the years ended
    December 31, 1997, 1996 and 1995                                   21
Consolidated Statement of Stockholders' Equity from January 1, 1995,
    to December 31, 1997                                               22
Consolidated Statements of Cash Flows for the years ended
    December 31, 1997, 1996 and 1995                                   23
Notes to Consolidated Financial Statements                        24 - 39




Current reports on Form 8-K Reporting other Events were filed by the Registrant on:

          November 21, 1998
          November 19, 1998


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

                                        WESTBANK CORPORATION


                                   By:  /s/ Donald R. Chase
                                        Donald R. Chase, President
                                        and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


Signature                   Title                          Date


                            President and Chief
/s/ Donald R. Chase         Executive Officer and Director March 18, 1998
Donald R. Chase
                            Chairman of the Board
/s/ Alfred C. Whitaker      and Director                   March 18, 1998
Alfred C. Whitaker
                            Treasurer and Chief Financial
/s/ John M. Lilly           Officer                        March 18, 1998
John M. Lilly

/s/ Roland O. Archambault   Director                       March 18, 1998
Roland O. Archambault

/s/ Mark A. Beauregard      Director                       March 18, 1998
Mark A. Beauregard

/s/ David R. Chamberland    Director                       March 18, 1998
David R. Chamberland

/s/ Leroy F. Jarrett        Director                       March 18, 1998
Leroy F. Jarrett
                            Vice Chairman of the Board
/s/ Ernest N. Laflamme, Jr. and Director                   March 18, 1998
Ernest N. Laflamme, Jr.

/s/ Paul J. McKenna         Director                       March 18, 1998
Paul J. McKenna

/s/ Robert J. Perlak        Corporate Clerk and Director   March 18, 1998
Robert J. Perlak

/s/ George R. Sullivan      Director                       March 18, 1998
George R. Sullivan

/s/ James E. Tremble        Director                       March 18, 1998
James E. Tremble

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