Form 10-K/A
period 1997-12-31
WESTBANK CORP
filed 1998-04-06
CIK 742070

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

27.1  Financial Data Schedule (RESTATED)                         TO BE INCLUDED
          Form 10-K for the year ended December 31, 1995
          Form 10-K for the year ended December 31, 1996
          Form 10-Q for the three months ended March 31, 1996
          Form 10-Q for the six months ended June 30, 1996

27.2  Financial Data Schedule (RESTATED)                         TO BE INCLUDED
          Form 10-Q for the nine months ended September 30, 1996
          Form 10-Q for the three months ended March 31, 1997
          Form 10-Q for the six months ended June 30, 1997
          Form 10-Q for the nine months ended September 30, 1997