Form 10-Q
period 1998-03-31
WESTBANK CORP
filed 1998-05-13
CIK 742070

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

            For the quarterly period ended March 31, 1998

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

                         YES  X  NO

     Common stock, par value $2 per share: 3,765,552 shares outstanding as of April 30, 1998.

             WESTBANK CORPORATION AND SUBSIDIARIES

                             INDEX

                 PART I - FINANCIAL INFORMATION

                                                             Page

Financial Statements

     Condensed Consolidated Balance Sheets                      3

     Condensed Consolidated Statements of Income and
     Comprehensive Income                                       4

     Condensed Consolidated Statements of Stockholders' Equity  5

     Condensed Consolidated Statements of Cash Flows            6

     Notes to Condensed Consolidated Financial Statements     7-8

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                    9-15


                  PART II - OTHER INFORMATION


     ITEM 1.  Legal Proceedings                                16

     ITEM 2.  Changes in Securities and Use of Proceeds        16

     ITEM 3.  Defaults upon Senior Securities                  16

     ITEM 4.  Submission of Matters to a Vote of
              Security Holders                                 16

     ITEM 5.  Other Information                             16-17

     ITEM 6.  Exhibits and Reports on Form 8-K                 17

     Signatures                                                18

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollar amounts in thousands)                March 31, 1998  December 31, 1997
------------------------------------------------------------------------------
ASSETS
Cash and due from banks:
     Non-interest bearing                         $  11,242           $  9,603
     Interest bearing                                    22                 79
Federal funds sold                                      179              3,678
------------------------------------------------------------------------------
Total  cash and cash equivalents                     11,443             13,360
Investment securities available for sale             21,300             20,088
Investment securities held to maturity (approximate
  market value of $38,598 in 1998 and
    $34,655 in 1997)                                 38,484             34,503
------------------------------------------------------------------------------
Total securities                                     59,784             54,591
------------------------------------------------------------------------------
Loans                                    $ 235,554           $ 231,012
Mortgage loans held-for-sale                 3,757               4,251
Allowance for loan losses                   (2,852)             (2,848)
------------------------------------------------------------------------------
     Net-loans                                      236,459            232,415
Bank premises and equipment                           4,676              4,474
Other real estate owned - net of
  allowance for losses of $200 in
    1998 and $200 in 1997                               379                149
Accrued interest receivable                           1,764              1,968
Other assets                                          1,956              1,308
------------------------------------------------------------------------------

TOTAL ASSETS                                      $ 316,461          $ 308,265
==============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
      Non-interest bearing                        $  46,306          $  48,638
      Interest bearing                              230,464            222,922
------------------------------------------------------------------------------
        Total Deposits                              276,770            271,560
Borrowed funds                                       12,717             11,884
Accrued interest payable                                393                379
Other liabilities                                     1,266                691
------------------------------------------------------------------------------
        Total Liabilities                           291,146            284,514
------------------------------------------------------------------------------
Stockholders' Equity:
 Common stock    - $2 par value
      Authorized - 9,000,000 shares
      Issued     - 3,747,797 shares in 1998 and
                   3,581,377 shares in 1997           7,496              7,163
     Additional paid in capital                       9,570              8,819
     Retained earnings                                8,174              7,708
     Accumulated other comprehensive income              75                 61
------------------------------------------------------------------------------
        Total Stockholders' Equity                   25,315             23,751
------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 316,461          $ 308,265
==============================================================================

See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(Dollar amounts in thousands)
Three months ended March 31,                         1998        1997
---------------------------------------------------------------------
Income:
  Interest and fees on loans                      $ 4,979     $ 4,643
  Interest and dividend income
     on ecurities                                     827         670
   Interest on temporary investments                   36         115
---------------------------------------------------------------------
Total interest and dividend income                  5,842       5,428
Interest expense                                    2,579       2,411
---------------------------------------------------------------------
Net interest income                                 3,263       3,017
Provision for loan losses                              19         150
---------------------------------------------------------------------
Net interest income after provision
    for loan losses                                 3,244       2,867
---------------------------------------------------------------------
Non-interest income                                   608         506
---------------------------------------------------------------------
Non-interest expenses:
    Salaries and benefits                           1,225       1,128
    Other real estate expenses                         22           8
    Other non-interest expense                        983         934
    Occupancy - net                                   225         223
---------------------------------------------------------------------
Total  non-interest  expense                        2,455       2,293
---------------------------------------------------------------------
Income before income taxes                          1,397       1,080
Income taxes                                          558         443
---------------------------------------------------------------------

Net Income                                        $   839     $   637
=====================================================================

Net income per share
                 - Basic                          $  0.22     $  0.19
                 - Diluted                        $  0.22     $  0.18

Weighted average shares outstanding
                 - Basic                        3,733,402   3,426,453
                 - Dilutive Option Shares         104,956      95,684
                 - Diluted                      3,838,358   3,522,137
=====================================================================

Comprehensive Income:
Net Income                                           $839        $637
  Other comprehensive income:
     Unrealized gain/(loss) on securities
           available for sale                         127        (389)
      Tax effect                                      (52)        162
=====================================================================

Total other comprehensive income                       75        (227)
=====================================================================

Comprehensive Income                                 $914        $410
=====================================================================

See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 1997 AND THREE MONTHS ENDED MARCH 31, 1998

(1998 Unaudited)

(Dollar amounts in thousands)



                                                                      ACCUMULATED
                                      COMMON STOCK                          OTHER
                                                    ADDITIONAL      COMPREHENSIVE
                                 NUMBER OF       PAR   PAID IN RETAINED   INCOME/
                                    SHARES     VALUE   CAPITAL EARNINGS     (LOSS)  TOTAL
-----------------------------------------------------------------------------------------
BALANCE-DECEMBER 31, 1996        3,346,802    $6,694    $7,633   $5,517     $(99) $19,745
Net income                               -         -         -    3,231        -    3,231
Cash dividends declared
($.30 per share)                         -         -         -   (1,040)       -   (1,040)
Shares issued:
   Stock Option Plan                88,156       176        94        -        -      270
   Dividend Reinvestment
       and Stock Purchase Plan     146,419       293     1,092        -        -    1,385
   Unrealized gain
       on  securities
       available for sale                -         -         -        -      160      160
-----------------------------------------------------------------------------------------
BALANCE-DECEMBER  31, 1997       3,581,377     7,163     8,819    7,708       61   23,751
Net income                               -         -         -      839        -      839
Cash Dividend Declared
($0.10 per share)                        -         -         -     (373)       -     (373)
Shares issued:
   Stock Option Plan               154,536       309       619        -        -      928
   Dividend Reinvestment
       and Stock Purchase Plan      11,884        24       132		  -        -      156
   Unrealized gain
       on securities
       available for sale                -         -         -        -       14       14
-----------------------------------------------------------------------------------------
BALANCE-MARCH 31, 1998           3,747,797   $ 7,496   $ 9,570  $ 8,174     $ 75 $ 25,315
=========================================================================================

     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


(Dollar amounts in thousands)
Three months ended March 31,                                   1998        1997
-------------------------------------------------------------------------------

Operating activities:
Net income                                                    $ 839       $ 637
  Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                   19         150
     Depreciation and amortization                              189         163
     Provision for other real estate owned                       17           0
     Decrease (increase) in accrued interest receivable         229        (160)
     Realized gain on sale of other real estate owned           (30)          0
     Increase in other assets                                  (673)       (284)
     Increase in interest payable on deposits                    14          28
     Increase in other liabilities                              575         631
-------------------------------------------------------------------------------
Net cash provided by operating activities                     1,179       1,165
-------------------------------------------------------------------------------
Investing activities:
   Investments and mortgage-backed securities:
     Held to maturity:
       Purchases                                            (18,485)    (11,481)
       Proceeds from maturities and principal payments       14,504       3,091
   Available for sale:
       Purchases                                             (4,584)     (1,714)
       Proceeds from sales                                    1,270           0
       Proceeds from maturities and principal payments        2,102          30
Purchases of premises and equipment                            (391)       (251)
Net (increase) decrease in loans                             (4,296)     (2,886)
Proceeds from sale of other real estate owned                    30           0
-------------------------------------------------------------------------------
Net cash used in investing activities                        (9,850)    (13,211)
-------------------------------------------------------------------------------
Financing activities:
   Net increase (decrease) in borrowings                        833        (375)
   Net increase (decrease) in deposits                        5,210       8,626
   Proceeds from exercise of stock options
     and stock purchase plan                                  1,084         423
   Dividends paid                                              (373)       (256)
-------------------------------------------------------------------------------
Net cash used by financing activities                         6,754       8,418
-------------------------------------------------------------------------------
Decrease in cash and cash equivalents                        (1,917)     (3,628)
Cash and cash equivalents at beginning of period             13,360      23,401
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period                  $11,443     $19,773
===============================================================================
Cash paid:
   Interest on deposits and other borrowings                 $2,565      $2,383
   Income taxes                                                 195         155
   Transfers of loans to other real estate owned                247          66

        See notes to consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 1998 AND 1997
(Unaudited)

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") imposes significant regulatory restrictions and requirements on banking institutions insured by the FDIC and their holding companies. FDICIA established capital categories into which financial institutions are placed based on capital level. Each capital category establishes different degrees of regulatory restrictions which can apply to a financial institution. As of March 31, 1998, Park West's capital was at a level that placed the Bank in the "well capitalized" category as defined by FDICIA.

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


NOTE C - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for the first quarter ended March 31, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

For further information, please refer to the Consolidated Financial Statements and footnotes thereto included in the Westbank
Corporation's Annual Report on Form 10-K for the year ended December
31, 1997.


NOTE D - COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, there are outstanding commitments and contingent liabilities, such as, standby letters of credit and commitments to extend credit. As of March 31, 1998 standby letters of credit amounted to $595,000 and loan commitments were $29,818,000 and unused balances available on home equity lines of credit were $8,247,000.

Trust Assets - Property with a book value of $117,661,000 at March 31, 1998 held for customers in a fiduciary or agency capacity, is not included in the accompanying balance sheet since such items are not assets of the Bank.


NOTE E - STOCKHOLDERS' EQUITY

The FDIC imposes leverage capital ratio requirements for state non-member Banks. The Bank's leverage capital ratio as of March 31, 1998 and December 31, 1997 was 7.54% and 7.04% respectively. In addition, the FDIC has established risk-based capital requirements for insured institutions for Tier 1 risk-based capital of 4.00% and total risk-based capital of 8.00%. The Bank's risk-based capital at March 31, 1998 for Tier 1 was 11.06% and total risk-based capital was 12.31%, which meets the FDIC criteria for a well-capitalized financial institution.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

Changes in Financial Condition -
Total consolidated assets amounted to $316,461,000 on March 31, 1998, compared to $308,265,000 on December 31, 1997. As of March 31, 1998 and March 31, 1997, earning assets amounted to, respectively, $299,306,000 or 95% of total assets, and $277,289,000, or 94% of total assets. Earning assets increased during the first three months of 1998 as a result of increases in securities and loans. Deposits originated throughout the Bank's branch system provided the funds to support the increase in earning assets.

Changes in Results of Operations -
For the quarter ended March 31, 1998, net income totaled $839,000 compared to $637,000 for the three-month period ended March 31, 1997.

Non-interest income increased during the first quarter of 1998 by $102,000 while non-interest expense increased by $162,000, primarily the result of overall growth of the Corporation.

An overall increase in interest income and interest expense reflects an increase in volume and interest rates on earning assets and interest-bearing deposits. Further analysis is provided in sections on net interest revenue and supporting schedules.

Allowance for Loan Losses and Non-Performing Assets - A decrease of $131,000 has been reflected in the provision for loan losses in the quarter with $19,000 being provided compared to $150,000 in 1997. Loans written off against the allowance for loan losses after recoveries amounted to $15,000 for the first three months of 1998 versus $207,000 for the same period of 1997.

After giving effect to the actions described above, the allowance for loan losses at March 31, 1998 totaled $2,852,000 or 1.19% of total loans, as compared to $2,848,000 or 1.21% at December 31, 1997.

Non-performing past due loans at March 31, 1998 aggregated $858,000 or 0.36% of total loans compared to $1,226,000 or 0.52% at December 31, 1997. The percentage of non-performing and past due loans compared to total assets on those same dates, respectively, amounted to 0.27% and 0.40%.

The change in non-performing loans was primarily the result of the continued resolution of problem assets.

Other real estate owned increased during the most recent quarter by $230,000 compared to 1997 and totals $379,000. The percentage of other real estate owned to total assets as of March 31, 1998 and December 31, 1997 amounted to 0.12% and 0.40%, respectively.

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

The Corporation analyzes its performance by utilizing the concepts of interest rate spread and net yield on earning assets. The interest rate spread represents the difference between the yield on earning assets and interest paid on interest-bearing liabilities. The net yield on earning assets is the difference between the rate of interest on earning assets and the effective rate paid on all funds - interest-bearing liabilities, as well as interest-free sources (primarily demand deposits and shareholders' equity).

The balances and rates derived for the analysis of net interest income presented on the following pages reflect the consolidated assets and liabilities of the Corporation's principal earning subsidiary, Park West Bank and Trust Company.

(Dollar amounts in thousands)
Quarter ended March 31,                                         1998      1997
------------------------------------------------------------------------------
Interest and divided income                                   $5,842    $5,428
    Interest expense                                           2,579     2,411
------------------------------------------------------------------------------
    Net interest income                                       $3,263    $3,017
==============================================================================


INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS

(Dollar amounts in thousands)
Quarter ended March 31,                            1998               1997
------------------------------------------------------------------------------
                                            Average            Average
                                            Balance   Rate     Balance    Rate
------------------------------------------------------------------------------
Earning Assets                             $291,062   8.03%   $271,129    8.01%
------------------------------------------------------------------------------
Interest-bearing
  liabilities                               234,693   4.40%    222,621    4.33%
------------------------------------------------------------------------------
Interest rate spread                                  3.63                3.68
------------------------------------------------------------------------------
Interest-free
  resources used to
  fund earning assets                        56,369             48,508
------------------------------------------------------------------------------
Total Sources of Funds                     $291,062   3.54    $271,129    3.56
==============================================================================
Net Yield on Earning Assets                           4.49%               4.45%
==============================================================================

CHANGES IN NET INTEREST INCOME

(Dollar amounts in thousands)


                                      QUARTER ENDED MARCH 31, 1998

                                                0 V E R

                                      QUARTER ENDED MARCH 31, 1997
------------------------------------------------------------------------------
                                               CHANGE DUE TO
                                       VOLUME      RATE     TOTAL
------------------------------------------------------------------------------
Interest Income:
  Loans                                  $315        21      $336
  Securities                              179       (22)      157
  Federal funds                           (86)        7       (79)
------------------------------------------------------------------------------
Total Interest Earned                     408         6       414
Interest Expense:
  Interest bearing deposits               106        39       145
  Other Borrowed Funds                     21         2        23
------------------------------------------------------------------------------
  Total Interest Expense                  127        41       168
------------------------------------------------------------------------------
Net Interest Income                      $281      $(35)     $246
==============================================================================

Net interest earned increased to $3,263,000 in the first quarter of 1998, up $246,000 as compared with the comparable period of 1997.

Average earning assets increased by $19,933,000 during the first quarter of 1998. The average earning base was $291,062,000 compared to $271,129,000 in the same period last year.


OPERATING EXPENSES

The components of total operating expenses for the periods and their percentage of gross income are as follows:

(Dollar amounts in thousands)
                                               QUARTER ENDED
------------------------------------------------------------------------------
                                        3-31-98             3-31-97
                                    Amount   Percent    Amount   Percent
------------------------------------------------------------------------------
Salaries and benefits               $1,225     18.99%   $1,128     19.01%
Other real estate expense               22      0.34         8      0.13
Other non-interest expense             983     15.24       934     15.74
Occupancy - net                        225      3.49       223      3.76
------------------------------------------------------------------------------
Total Operating Expenses            $2,455     38.06%   $2,293     38.64%
==============================================================================

CAPITAL RATIOS
                                             3-31-98            12-31-97
------------------------------------------------------------------------------
Ratio of "Tier 1" leverage capital
  to total assets at end of period              8.00%               7.70%



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

The following are the Corporation's risk-based capital ratios at March 31, 1998:

Tier 1 Capital (minimum required 4.00%)        12.15%
Tier 2 Capital (minimum required 8.00%)        13.40%


INTEREST RATE SENSITIVITY

The following table sets forth the distribution of the repricing of the Corporation's earning assets and interest bearing liabilities as of March 31, 1998:


(Dollar amounts in thousands)

                           Three   Over Three     Over One       Over
                          Months    Months to      Year to       Five
                         or Less     One Year   Five Years      Years     Total
-------------------------------------------------------------------------------
Earning Assets           $57,036      $37,052      $95,392   $109,826  $299,306
Interest Bearing
  Liabilities             89,065       67,499       86,617              243,181
-------------------------------------------------------------------------------
Interest Rate
  Sensitivity Gap       $(32,029)    $(30,447)      $8,775   $109,826  $ 56,125
===============================================================================

Cumulative Interest
  Rate
  Sensitivity Gap       $(32,029)    $(62,476)    $(53,701)   $56,125

Interest Rate
  Sensitivity
  Gap Ratio               (10.70)%     (10.17)%       2.93%     36.69%


Cumulative Interest
  Rate Sensitivity
  Gap Ratio               (10.70)%     (20.87)%     (17.94)%    18.75%

LIQUIDITY

Cash and due from banks, federal funds sold, investment securities, mortgage-backed securities and loans available for sale, as compared to deposits and short term liabilities, are used by the Corporation to compute its liquidity on a daily basis. At March 31, 1998, the Corporation's ratio of such assets to total deposits and borrowed funds was 25.90%.


PROVISION AND ALLOWANCE FOR LOAN LOSSES

(Dollar amounts in thousands)
Quarter ended March 31,                                1998      1997
------------------------------------------------------------------------------
Balance at beginning of period                      $ 2,848   $ 2,481
Provision charged to expense                             19       150
------------------------------------------------------------------------------
                                                      2,867     2,631
------------------------------------------------------------------------------
Less Charge-offs:
  Loans secured by real estate                           40        84
  Commercial and industrial loans                         7       131
  Consumer loans                                         11        14
------------------------------------------------------------------------------
                                                         58       229
------------------------------------------------------------------------------
Add-Recoveries:
  Loans secured by real estate                           25        19
  Commercial and industrial loans                        15         1
  Consumer loans                                          3         2
------------------------------------------------------------------------------
                                                         43        22
------------------------------------------------------------------------------
Net charge-offs (recoveries)                             15       207
------------------------------------------------------------------------------
Balance at end of period                            $ 2,852   $ 2,424
==============================================================================
Net Charge-offs (recoveries) to:
  Average loans                                         .01%      .09%
  Loans at end of period                                .01%      .09%
  Allowance for loan losses                             .53%     8.54%

Allowance for loan losses
  as a percentage of:
    Average loans                                      1.20%     1.09%
    Loans at end of period                             1.19%     1.09%

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

NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS

(Dollar amounts in thousands)

                               03-31-98  12-31-97  09-30-97  06-30-97  03-31-97
-------------------------------------------------------------------------------
Non-accrual loans:
Loans secured by real estate       $595      $983      $897    $1,143    $1,377
Construction/Land development         2         3         0        33        78
Commercial and Industrial Loans      37        37         6       240       238
Consumer Loans                        1        19         9         5        14
-------------------------------------------------------------------------------
                                   $635    $1,042      $912     1,421     1,707
-------------------------------------------------------------------------------
Loans contractually
 past due 90 days or more
 still accruing:
Loans secured by real estate       $193      $170      $198       $15       $70
Commercial and Industrial Loans      24         0        18         0        76
Consumer Loans                        6        14        54        10        14
-------------------------------------------------------------------------------
                                   $223      $184      $270        25       160
-------------------------------------------------------------------------------
Total non-accrual, past
 due and restructured
 loans                             $858    $1,226    $1,182    $1,446    $1,867
===============================================================================

Non-accrual, past due and
 restructured loans
 as a percentage of total
 loans                             0.36%     0.52%     0.49%     0.62%     0.84%
===============================================================================

Allowance for loan
 losses as a percentage of
 non accrual, past due and
 restructured loans              332.40%   232.30%   233.08%   177.04%   129.83%
===============================================================================

OTHER REAL ESTATE

Other real estate owned - net      $379      $149      $277      $323      $403
===============================================================================

Total non-performing assets      $1,237    $1,375    $1,459    $1,769    $2,270
===============================================================================

Non-performing assets as a
  percentage of total assets       0.39%     0.45%     0.45%     0.57%     0.77%
===============================================================================

WESTBANK CORPORATION AND SUBSIDIARIES
QUARTER TO DATE AVERAGE BALANCES
INTEREST EARNED - INTEREST EXPENSE

(Dollar amounts in thousands)

Three months ended March 31,                      1998                        1997
                                     Balance  Interest    Rate    Balance   Interest    Rate
--------------------------------------------------------------------------------------------
Federal Funds sold and
   temporary  investments             $2,570       $36    5.60%    $8,712       $115    5.28%
Securities                            51,701       827    6.40     40,619        670    6.60
Loans                                236,791     4,979    8.41    221,798      4,643    8.37
--------------------------------------------------------------------------------------------
Total earning assets                 291,062    $5,842    8.03    271,129     $5,428    8.01
--------------------------------------------------------------------------------------------
Loan loss allowance                   (2,923)                      (2,537)
All other assets                      17,640                       17,493
--------------------------------------------------------------------------------------------
TOTAL ASSETS                        $305,779                     $286,085
============================================================================================
LIABILITIES AND EQUITY

Interest bearing deposits           $224,416    $2,499    4.45   $215,071     $2,354    4.38
Borrowed funds                        10,277        80    3.12      7,550         57    3.02
--------------------------------------------------------------------------------------------
Total interest bearing
    liabilities                      234,693    $2,579    4.40    222,621     $2,411    4.33
--------------------------------------------------------------------------------------------
Interest rate spread                                      3.63%                         3.68%
Demand deposits                       45,302                       41,877
Other liabilities                      1,031                        1,358
Shareholders' equity                  24,753                       20,229
--------------------------------------------------------------------------------------------
TOTAL LIABILITIES
      AND EQUITY                    $305,779                     $286,085
============================================================================================
Net Interest Income                             $3,263                        $3,017
Interest Earned/Earning Assets                            8.03%                         8.01%
Interest Expense/Earning Assets                           3.54                          3.56
--------------------------------------------------------------------------------------------
Net Yield on Earning Assets                               4.49%                         4.45%
============================================================================================

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

  c.  Registration of Form S-8

       On June 19, 1997, the Corporation filed a registration statement on Form S-8, which is hereby incorporated by reference.


ITEM 6.   Exhibits and Reports on Form 8-K - None

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

       (a) Articles of Organization, as amended                               *

       (b) By-Laws, as amended                                                *

27.    Financial Data Schedule                                   To be included


  * Incorporated by reference to identically numbered exhibits contained in Registrant's Annual Report on Form 10-K for the year ended December 31, 1988

  ** Incorporated by reference to identically numbered exhibits contained in Registrant's Annual Report on Form 10-K for the year ended December 31, 1987

  b.   Reports on Form 8-K - None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.








                                     WESTBANK CORPORATION






Date:   May 12, 1998				 /s/ Donald R. Chase
                                     Donald R. Chase
                                     President and Chief
                                     Executive Officer









Date:   May 12, 1998				 /s/ John M. Lilly
                                     John M. Lilly
                                     Treasurer  and  Chief
                                     Financial Officer