Form 10-Q
period 1998-06-30
WESTBANK CORP
filed 1998-08-10
CIK 742070

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

               For the quarterly period ended June 30, 1998


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

                              YES  X  NO


          Common stock, par value $2 per share: 3,780,531 shares outstanding as of July 31, 1998.

                   WESTBANK CORPORATION AND SUBSIDIARIES

                                   INDEX

                      PART I - FINANCIAL INFORMATION

                                                                     Page

Financial Statements

     Condensed Consolidated Balance Sheets                                3

     Condensed Consolidated Statements of Income                          4

     Condensed Consolidated Statements of Comprehensive Income            5

     Condensed Consolidated Statements of Stockholders' Equity            6

     Condensed Consolidated Statements of Cash Flows                      7

     Notes to Condensed Consolidated Financial Statements               8-9

     Management's Discussion and Analysis of Financial Condition and
       Results of Operations                                          10-18


                        PART II - OTHER INFORMATION


     ITEM 1.  Legal Proceedings                                          19

     ITEM 2.  Changes in Rights of Securities Holders                    19

     ITEM 3.  Defaults by Company on its Senior Securities               19

     ITEM 4.  Results of Votes on Matters Submitted to a Vote
              of Security Holders                                        19

     ITEM 5.  Other events                                               19

     ITEM 6.  Exhibits and Reports on Form 8-K                           20

     Signatures                                                          21

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (Unaudited)
(Dollar amounts in thousands)                   June 30, 1998 December 31, 1997
-------------------------------------------------------------------------------
ASSETS
Cash and due from banks:
    Non-interest bearing                            $  11,554         $   9,603
    Interest bearing                                      114                79
Federal Funds sold                                     14,561             3,678
-------------------------------------------------------------------------------

Total cash and cash equivalents                        26,229            13,360
-------------------------------------------------------------------------------
Investment securities available for sale               28,446            20,088
Investment securities held to maturity
  (fair value of $33,184 in 1998 and $34,655 in 1997)  33,097            34,503
-------------------------------------------------------------------------------

Total securities                                       61,543            54,591
-------------------------------------------------------------------------------

Loans                                     $252,957             $231,012
Mortgage loans held-for-sale                 2,931                4,251
Allowance for loan losses                   (2,504)              (2,848)
-------------------------------------------------------------------------------

      Net-loans                                       253,384           232,415
Bank premises and equipment                             5,023             4,474
Accrued interest receivable                             2,182             1,968
Other assets                                            2,561             1,457
-------------------------------------------------------------------------------

TOTAL ASSETS                                         $350,922          $308,265
===============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Non-interest bearing                             $ 45,890          $ 48,638
    Interest bearing                                  258,762           222,922
-------------------------------------------------------------------------------
         Total Deposits                               304,652           271,560
Borrowed funds                                         11,552            11,884
Federal Home Loan borrowing                             7,000                 0
Accrued interest payable                                  467               379
Other liabilities                                       1,207               691
-------------------------------------------------------------------------------

         Total Liabilities                            324,878           284,514
-------------------------------------------------------------------------------

Stockholders' Equity:
 Common stock  - $2 par value
      Authorized    - 9,000,000 shares
      Issued   - 3,767,313 shares in 1998 and
            3,581,377 shares in 1997                    7,535             7,163
    Additional paid in capital                          9,748             8,819
    Retained earnings                                   8,683             7,708
    Accumulated other comprehensive income                 78                61
-------------------------------------------------------------------------------

       Total Stockholders' Equity                      26,044            23,751
-------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $350,922          $308,265
===============================================================================

  See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME



         (Unaudited)
(Dollar amounts in thousands)
                                      QUARTER ENDED           SIX MONTHS ENDED
                                     06-30-98  06-30-97      06-30-98  06-30-97
-------------------------------------------------------------------------------
Income:
  Interest and fees on loans          $ 5,152   $ 4,869      $ 10,131   $ 9,512
  Interest and dividend income
     on securities                        999       792         1,826     1,462
  Interest on temporary investments       113        37           149       152
-------------------------------------------------------------------------------

Total interest and dividend income      6,264     5,698        12,106    11,126
Interest expense                        2,982     2,534         5,561     4,945
-------------------------------------------------------------------------------

Net interest income                     3,282     3,164         6,545     6,181
Provision for loan losses                   0        40            19       190
-------------------------------------------------------------------------------

Net interest income after provision
  for loan losses                       3,282     3,124         6,526     5,991
-------------------------------------------------------------------------------

Gain on securities available for sale     139                     139
Other non-interest income                 459       485         1,067       991
-------------------------------------------------------------------------------

Total non-interest income                 598       485         1,206       991
-------------------------------------------------------------------------------

Non-interest expense:
  Salaries and benefits                 1,230     1,139         2,455     2,267
  Other non-interest expense            1,033       961         2,038     1,903
  Occupancy - net                         195       223           420       446
-------------------------------------------------------------------------------

Total non-interest expense              2,458     2,323         4,913     4,616
-------------------------------------------------------------------------------

Income before income taxes              1,422     1,286         2,819     2,366
Income taxes                              537       549         1,095       992
-------------------------------------------------------------------------------


Net Income                            $   885   $   737       $ 1,724   $ 1,374
===============================================================================

Net income per share
          -Basic                      $  0.24   $  0.21       $  0.46   $  0.40
          -Diluted                    $  0.23   $  0.21       $  0.45   $  0.39
Weighted average shares outstanding
          -Basic                    3,763,504 3,473,046     3,744,757 3,473,046
          -Dilutive option shares     111,192    81,079       105,138    70,039
          -Diluted                  3,874,696 3,554,125     3,849,895 3,543,085


  See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


         (Unaudited)
(Dollar amounts in thousands)
                                                QUARTER ENDED        SIX MONTHS ENDED
                                              06-30-98  06-30-97    06-30-98    06-30-97
----------------------------------------------------------------------------------------
Net Income                                        $885      $737      $1,724      $1,374

Other comprehensive income:

     Unrealized gain/(loss) on securities
     available for sale, net of income taxes
     (benefits) of $34 and $105 for the
     quarter and $42 and $(20) for the
     six month period ended June 30, 1998
     and 1997, respectively.                  $50      $156       $64         $28

     Less:  reclassification adjustment for
     gains included in net income, net of
     income taxes of $31 for the three and
     six month periods ended June 30, 1998.    47         0        47           0
----------------------------------------------------------------------------------------

Other comprehensive income                           3       156          17          28
----------------------------------------------------------------------------------------


Comprehensive Income                              $888      $893      $1,741      $1,402
========================================================================================


     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 1997 AND SIX MONTHS ENDED JUNE 30, 1998

(1998 Unaudited)

(Dollar amounts in thousands)


                                                                          ACCUMULATED
                                                                                OTHER
                                    COMMON STOCK    ADDITIONAL           COMREHENSIVE
                               NUMBER OF       PAR     PAID IN  RETAINED      INCOME/
                                  SHARES     VALUE     CAPITAL  EARNINGS       (LOSS)    TOTAL
----------------------------------------------------------------------------------------------
BALANCE-DECEMBER 31, 1996      3,346,802   $ 6,694     $ 7,633   $ 5,517      $  (99) $ 19,745

Net income                             -         -           -     3,231           -     3,231
Cash dividends declared
 ($.30 per share)                      -         -           -    (1,040)          -    (1,040)
Shares issued:
 Stock Option Plan                88,156       176          94         -           -       270
 Dividend Reinvestment
   and Stock Purchase Plan       146,419       293       1,092         -           -     1,385
  Changes in unrealized gain on
    securities available for sale      -         -           -         -         160       160
----------------------------------------------------------------------------------------------

BALANCE-DECEMBER 31, 1997      3,581,377     7,163       8,819     7,708          61    23,751

Net income                                                         1,724                 1,724
Cash dividend declared
($.20 per share)                                                    (749)                 (749)

Shares issued:
 Stock Option Plan               164,257       328         665                             993

Dividend Reinvestment
  and Stock Purchase Plan         21,679        44         264                             308

Changes in unrealized gain on
 securities available for sale                                                    17        17
----------------------------------------------------------------------------------------------

BALANCE-JUNE 30, 1998          3,767,313   $ 7,535     $ 9,748   $ 8,683       $  78  $ 26,044
==============================================================================================

      See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1998 AND 1997
(Unaudited)
(Dollar amounts in thousands)

                                                                       1998     1997
------------------------------------------------------------------------------------
Operating activities:
 Net income                                                          $1,724   $1,374
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                            19      190
    Depreciation and amortization                                       377      327
    Provision for other real estate owned                                22       23
  Changes in assets and liabilities:

(Increase) Decrease in accrued interest receivable                     (214)    (359)
    Realized gain on sale of securities                                (139)
    Realized (gain) loss on sale of other real estate owned             (30)
    Realized (gain) loss on sale of equipment                                    (14)
    Increase (decrease) in interest payable on deposits                  88       43
    (Increase) decrease in other assets                              (1,104)    (216)
    Increase (decrease) in other liabilities                            516      557
------------------------------------------------------------------------------------
    Net cash provided by operating activities                         1,259    1,925
------------------------------------------------------------------------------------

Investing activities:
  Investments and mortgage-backed securities:
   Held to maturity:
    Purchases                                                       (18,485) (13,480)
    Proceeds from maturities and principal payments                  19,891    5,492
  Available for sale:
    Purchases                                                       (21,109)  (4,013)
    Proceeds from sales                                               8,607
    Proceeds from maturities                                          4,005      861
  Purchases of premises and equipment                                  (926)    (447)
  Net (increase) decrease in loans                                  (20,685) (13,164)
  Proceeds from sale of equipment                                                 14
  Proceeds from sale of other real estate owned                                   76
------------------------------------------------------------------------------------

    Net cash used in investing activities                           (28,702) (24,661)
------------------------------------------------------------------------------------

Financing activities:
  Net increase (decrease) in other borrowed funds                      (332)   2,009
  Increase in Federal Home Loan borrowings                            7,000
  Net increase (decrease) in deposits                                33,092   18,871
  Proceeds from exercise of stock options and stock purchase plan     1,301      620
  Dividends paid                                                       (749)    (515)
------------------------------------------------------------------------------------

    Net cash used in financing activities                            40,312   20,985
------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                     12,869   (1,751)
Cash and cash equivalents at beginning of period                     13,360   23,401
------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                          $26,229  $21,650
====================================================================================

Cash paid during the period:
  Interest on deposits and other borrowings                          $5,473   $4,902
  Income taxes                                                        1,172      950
  Transfers of loans to other real estate owned                         247       85

Sales of other real estate owned financed by the bank                   135

                  See notes to consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER AND SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997
(Unaudited)

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


NOTE B - CURRENT OPERATING ENVIRONMENT

The Bank operates twelve banking offices located in Hampden County and also operates a Trust Department providing services normally associated with holding property in a fiduciary or agency capacity. A full range of retail banking services are furnished to individuals, businesses and non-profit organizations. The Corporation's primary source of revenue is derived from providing loans to customers, predominately located in Western Massachusetts. Pending regulatory approval, the Bank plans to open a full service office in the town of Southwick, Massachusetts. The targeted opening date for this new office is October, 1998.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") imposes significant regulatory restrictions and requirements on banking institutions insured by the FDIC and their holding companies. FDICIA established capital categories into which financial institutions are placed based on capital level. Each capital category establishes different degrees of regulatory restrictions which can apply to a financial institution. As of June 30, 1998, Park West's capital was at a level that placed the Bank in the "well capitalized" category as defined by FDICIA.

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


NOTE C - MERGER AGREEMENT WITH CARGILL BANCORP, INC.

On July 15, 1998, the Corporation entered into an agreement to acquire Cargill Bancorp, Inc., which is a Delaware corporation and the holding company for Cargill Bank, a $47.0 million asset financial institution headquartered in Putnam, Connecticut.

Under the terms of the agreement, Cargill Bancorp will be merged into Westbank Corporation. Cargill Bancorp will retain its local identity and remain a separate subsidiary of Westbank Corporation. Each share of Cargill Bancorp common stock will be exchanged for
1.3008 shares of Westbank common stock, provided that the average closing price of Westbank's common stock during the 20-day pricing period ending five days before the last regulatory approval is obtained is greater than or equal to $13.07. If Westbank's average closing price is less than $13.07 but greater than or equal to $12.00, then Cargill Bancorp shareholders will receive shares of Westbank common stock having a value of $17.00 per share. Cargill Bancorp has certain rights to terminate the agreement if Westbank's average closing price is below $12.00 per share unless Westbank agrees to deliver shares of Westbank common stock having a value of $17.00 in exchange for each share of Cargill Bancorp common stock.

The merger is subject to approval of Cargill Bancorp shareholders and the receipt of regulatory approval.

NOTE D - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for the quarter and six months ended June 30, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

For further informatimn, please refer to the Consolidated Financial Statements and footnotes thereto included in the Westbank
Corporation's Annual Report on Form 10-K for the year ended December
31, 1997.


NOTE E - COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, there are outstanding commitments and contingent liabilities, such as, standby letters of credit and commitments to extend credit. As of June 30, 1998 standby letters of credit amounted to $627,000 and loan commitments were $30,609,055 and unused balances available on home equity lines of credit were $7,864,233.

Trust Assets - Property with a book value of $115,895,000 at June
30, 1998 held for customers in a fiduciary or agency capacity, is not included in the accompanying balance sheet since such items are not assets of the Bank.


NOTE F - STOCKHOLDERS' EQUITY

The FDIC imposes leverage capital ratio requirements for state non-member Banks. The Bank's leverage capital ratio as of June 30, 1998 and December 31, 1997 was 7.15% and 7.04%, respectively. In addition, the FDIC has established risk-based capital requirements for insured institutions of, Tier 1 risk-based capital of 4.00% and total risk-based capital of 8.00%. The Bank's risk-based capital at June 30, 1998, for Tier 1 was 10.72% and total risk- based capital was 11.97%, which meets the FDIC criteria for a well-capitalized financial institution.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Chanees in Financial Condition - Total consolidated assets amounted to $350,922,000 on June 30, 1998, compared to $308,265,000 on
December 31, 1997. As of June 30, 1998 and June 30, 1997, earning assets amounted to, respectively, $332,106,000 or 95% of total assets, and $288,151,000, or 94% of total assets. Earning assets increased during the first six months of 1998 as a result of increases in securities, loans and temporary funds. Deposits originated throughout the Bank's branch system, as well as a $7,000,000, 5 year fixed rate borrowing through the Federal Home Loan Bank provided the funds to support the increase in earning assets.


Changes in Results of Operations - For the quarter ended June 30, 1998, net income totaled $885,000 compared to $737,000 for the quarter ended June 30, 1997. For the six months ended June 30, 1998, net income was $1,724,000 compared to $1,374,000 for the same period during 1997. Included in the results for the six months ended June 30, 1998 is a gain on the sale of securities available for sale totaling $139,000.

An overall increase in interest income and interest expense reflects an increase in volume and decrease in interest rates on earning assets and an increase in volume and rates on interest-bearing deposits. Further analysis is provided in sections on net interest revenue and supporting schedules.


Allowance for Loan Losses and Non-Performing Assets - The Corporation did not record a provision for loan losses in the current quarter compared to $40,000 for the same period in 1997. Loans written off against the allowance for loan losses after recoveries amounted to $363,000 for the six months ended June 30, 1998. During the current quarter the Corporation sold a pool of classified loans totaling $1,772,000. As a result of the classified loan sale the Corporation charged-off $266,000 to the allowance for loan loss. The entire loss from the sale of classified loans had been previously reserved for.

After giving effect to the actions described above, the allowance for loan losses at June 30, 1998 totaled $2,504,000 or .98% of total loans, as compared to $2,848,000 or 1.21% at December 31, 1997.

Non-performing past due loans at June 30, 1998 aggregated $492,000 or 0.19% of total loans compared to $1,226,000 or 0.52% at December 31, 1997. The percentage of non-performing and past due loans compared to total assets on those same dates, respectively, amounted to 0.14% and 0.27%. The change in non-performing loans was primarily the result of the sale of classified loans described above.

Other real estate owned at June 30, 1998 totaled $269,000 and stands at 0.08% of total assets at the end of the current quarter.

Management has made every effort to recognize all circumstances known at this time which could affect the collectibility of loans and has reflected these in the provision for loan losses, the write down of other real estate owned and impaired loans to fair value and other loans (watch list) monitored by management, the charge-off of loans and the balance in the allowance for loan losses. Management deems that the provision for the quarter, and the balance in the allowance for loan losses, are adequate based on results provided by the loan grading system and circumstances known at this time.


Year 2000 Mindful of the need to sustain the integrity of its computer systems as the year 2000 approaches, the Corporation has taken steps to ensure that all systems are ready to operate accurately on and beyond the year 2000. The Corporation fully understands the need to prevent disruption of computer and technical systems, and the Corporation is committed to providing its customers with high quality service.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year 2000(Continued)

While most of its systems are already year 2000 compliant, the Corporation has prepared an action plan to ensure the continued integrity of its systems beyond the turn of the century. The plan includes the following five phases:

(1) the awareness phase; (2) the assessment phase; (3) the renovation phase; (4) the validation phase; and (5) the implementation phase. The Corporation is currently in the renovation and validation phases of the plan and intends to complete these phases by December 31, 1998.

The Corporation relies on outside providers for its core banking software and data processing. The Corporation's plan will apply to such vendors. To date, the Bank has incurred approximately $25,000 in year 2000 related expenses, and has estimated that capital expenditures related to the year 2000 issue will total approximately $300,000. The Corporation believes at this time that its efforts are adequate to address its year 2000 concerns.

The Corporation has designed its plan to address its year 2000 concerns based upon guidance from the Federal Financial Institutions Examining Council. In addition, the FDIC monitors the Corporation's preparation for the year 2000 on a periodic basis.

The information presented with respect to year 2000 compliance is forward looking information. As such, it is subject to risks and uncertainties that would cause actual results to differ materially from the projected results discussed in this report.

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


(Dollar amounts in thousands)

                                                QUARTER ENDED            SIX MONTHS ENDED
                                          06-30-98       06-30-97     06-30-98       06-30-97
---------------------------------------------------------------------------------------------
    Interest and dividend income            $6,264         $5,698      $12,106        $11,126
    Interest expense                         2,982          2,534        5,561          4,945
---------------------------------------------------------------------------------------------

    Net interest income                     $3,282         $3,164       $6,545         $6,181
=============================================================================================


INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS

(Dollar amounts in thousands)

                                 QUARTER ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                  1998            1997               1998               1997
------------------------------------------------------------------------------------------------

                            Average         Average            Average            Average
                            Balance  Rate   Balance  Rate      Balance   Rate     Balance   Rate
------------------------------------------------------------------------------------------------

Earning Assets             $317,493  7.89% $279,168  8.16%    $304,277   7.96%   $275,149   8.09%
------------------------------------------------------------------------------------------------

Interest-bearing
  liabilities               260,722  4.57   229,261  4.42%     247,707   4.49     225,941   4.38
------------------------------------------------------------------------------------------------

Interest rate spread                 3.32            3.74                3.47               3.71
------------------------------------------------------------------------------------------------

Interest-free
  resources used to
  fund earning assets        56,771          49,907             56,570             49,208
------------------------------------------------------------------------------------------------

Total Sources of Funds     $317,493  3.76  $279,168  3.63     $304,277   3.66    $275,149   3.59
================================================================================================

Net Yield on Earning Assets          4.13%           4.53%               4.30%               4.50%
================================================================================================

WESTBANK CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


CHANGES IN NET INTEREST INCOME

(Dollar amounts in thousands)


                              QUARTER ENDED 06-30-98   SIX MONTHS ENDED 06-30-98
                                      O V E R                   O V E R
                              QUARTER ENDED 06-30-97   SIX MONTHS ENDED 06-30-97
-------------------------------------------------------------------------------
                                   CHANGE DUE TO             CHANGE DUE TO
                               VOLUME    RATE  TOTAL     VOLUME   RATE   TOTAL
-------------------------------------------------------------------------------
Interest Income:
Loans                           $434   $(151)  $283        $749  $(130)    $619
Securities                       223     (16)   207         402    (38)     364
Federal funds                     62      14     76         (24)    21       (3)
-------------------------------------------------------------------------------

Total Interest Earned            719    (153)   566       1,127   (147)     980
-------------------------------------------------------------------------------

Interest Expense:
Interest bearing deposits        285      81    366         390    120      510
Other Borrowed Funds              64      18     82          86     20      106
-------------------------------------------------------------------------------

Total Interest Expense          $349    $ 99   $448        $476   $140     $616
-------------------------------------------------------------------------------

Net Interest Income             $370   $(252)  $118        $651  $(287)    $364
===============================================================================


Net interest earned increased by $118,000 during the second quarter of 1998 compared to the second quarter of 1997. For the six month period ended June 30, 1998 net interest income increased by $364,000 versus the same period of 1997.

Average earning assets increased by $29,128,000 during the first six months of 1998. The average earning base was $304,277,000 compared to $275,149,000 in the same period last year.


OPERATING EXPENSES

The components of total operating expenses for the periods and their percentage of gross income are as follows: (Dollar amounts in thousands)

                                               QUARTER ENDED                           SIX MONTHS ENDED
                                       06-30-98             06-30-97             06-30-98           06-30-97
----------------------------------------------------------------------------------------------------------------
                                    Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent
----------------------------------------------------------------------------------------------------------------
Salaries and benefits               $1,230     19.64%   $1,139    18.42%    $2,455     18.44%   $2,267     18.71%
Other non-interest expense           1,033     16.50       961    15.54      2,038     15.30     1,903     15.70
Occupancy - net                        195      3.11       223     3.61        420      3.16       446      3.68
----------------------------------------------------------------------------------------------------------------

Total Operating Expenses            $2,458     39.25%   $2,323    37.57%    $4,913     36.90%   $4,616     38.09%
================================================================================================================

For the six month period ended June 30, 1998, operating expenses increased by approximately $297,000 over the 1997 period. The increase was a result of increases in salary and benefits totaling $188,000 and non-interest expense totaling $135,000. The increases are primarily the result of overall growth of the Corporation.

WESTBANK CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


CAPITAL RATIOS
                                                       6/30/98         6/30/97
------------------------------------------------------------------------------
Ratio of "Tier 1" leverage capital
  to total assets at end of period                       7.42%           6.90%

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

The following are the Corporation's risk-based capital ratios at June 30, 1998:

         Tier 1 Capital (minimum required 4.00%)   11.69%
         Tier 2 Capital (minimum required 8.00%)   12.94%


INTEREST RATE SENSITIVITY

The following table sets forth the distribution of the repricing of the Corporation's earning assets and interest bearing liabilities as of June 30, 1998.


(Dollar amounts in thousands)

                              Three  Over Three    Over One       Over
                             Months   Months to     Year to       Five
                            or Less    One Year  Five Years      Years       Total
----------------------------------------------------------------------------------
Earning Assets              $67,643     $38,202     $94,620   $131,641    $332,106
Interest Bearing
  Liabilities                91,137      86,409      99,768          0     277,314
----------------------------------------------------------------------------------

Interest Rate
  Sensitivity Gap          $(23,494)   $(48,207)    $(5,148)  $131,641     $54,792
==================================================================================


Cumulative Interest
  Rate
  Sensitivity Gap          $(23,494)   $(71,701)   $(76,849)   $54,792


Interest Rate
  Sensitivity
  Gap Ratio                   (7.07)%    (14.52)%     (1.55)%    39.64%


Cumulative Interest
  Rate Sensitivity
  Gap Ratio                   (7.07)%    (21.59)%    (23.14)%    16.50%

WESTBANK CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


LIQUIDITY

Cash and due from banks, federal funds sold, investment securities, mortgage-backed securities and loans available for sale, as compared to deposits and short term liabilities, are used by the Corporation to compute its liquidity on a daily basis. At June 30, 1998, the Corporation's ratio of such assets to total deposits and borrowed funds was 22.93%.


PROVISION AND ALLOWANCE FOR LOAN LOSSES

(Dollar amounts in thousands)

                                                 QUARTER ENDED          SIX MONTHS ENDED
                                               06-30-98  06-30-97     06-30-98     06-30-97
-------------------------------------------------------------------------------------------
Balance at beginning of period                   $2,852    $2,424       $2,848       $2,481
Provision charged to expense                          0        40           19          190
-------------------------------------------------------------------------------------------
                                                  2,852     2,464        2,867        2,671
-------------------------------------------------------------------------------------------

Charge-offs:
  Loans secured by real estate                      300       155          340          239
  Commercial and industrial loans                    40        12           47          143
  Consumer loans                                     13        28           24           42
-------------------------------------------------------------------------------------------

                                                    353       195          411          424
-------------------------------------------------------------------------------------------

Recoveries:
  Loans secured by real estate                        2       111           27          130
  Commercial and industrial loans                     0       174           15          175
  Consumer loans                                      3         6            6            8
-------------------------------------------------------------------------------------------

                                                      5       291           48          313
-------------------------------------------------------------------------------------------

Net charge-offs (recoveries)                        348       (96)         363          111
-------------------------------------------------------------------------------------------

Balance at end of period                         $2,504    $2,560       $2,504       $2,560
===========================================================================================

Net Charge-offs to:
  Average loans                                    1.40%    (.04)%        1.49%         .05%
  Loans at end of period                           1.36%    (.04)%        1.42%         .05%
  Allowance for loan losses                       13.90%   (3.75)%       14.50%        4.34%

Allowance for loan losses
  as a percentage of:
    Average loans                                  1.01%    1.12%         1.03%        1.14%
    Loans at end of period                         0.98%    1.10%         0.98%        1.10%

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

NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS

(Dollar amounts in thousands)

                                     06-30-98  03-31-98  12-31-97  09-30-97  06-30-97
-------------------------------------------------------------------------------------
Non-Accrual Loans:
Loans secured by real estate             $290      $595    $  983    $  897    $1,143
Construction/Land development               3         2         3         0        33
Commercial and Industrial Loans            24        37        37         6       240
Consumer Loans                              0         1        19         9         5
-------------------------------------------------------------------------------------

                                         $317      $635    $1,042    $  912    $1,421
-------------------------------------------------------------------------------------

Loans Contractually
 past due 90 days or more
 still accruing:
Loans secured by real estate             $143      $193    $  170    $  198       $15
Commercial and Industrial Loans            24        24         0        18         0
Consumer Loans                              8         6        14        54        10
-------------------------------------------------------------------------------------

                                         $175      $223    $  184    $  270       $25
-------------------------------------------------------------------------------------


Total non-accrual, past
 due and restructured loans              $492      $858    $1,226    $1,182    $1,446
-------------------------------------------------------------------------------------

Non-accrual, past due and
 restructured loans
 as a percentage of total loans         0.19%     0.36%     0.52%     0.49%     0.62%
-------------------------------------------------------------------------------------

Allowance for loan
 losses as a percentage of
 non accrual, past due and
 restructured loans                   508.94%   332.40%   232.30%   233.08%   177.04%
-------------------------------------------------------------------------------------



Other real estate owned - net           $269       $379      $149      $277      $323
-------------------------------------------------------------------------------------



Total non-performing assets             $761     $1,237    $1,375    $1,459    $1,769
-------------------------------------------------------------------------------------


Non-performing assets as a
  percentage of total assets           0.22%      0.39%     0.45%     0.45%     0.57%
-------------------------------------------------------------------------------------

WESTBANK CORPORATION AND SUBSIDIARIES
QUARTERLY TO DATE AVERAGE BALANCES
INTEREST EARNED - INTEREST EXPENSE


(Dollar amounts in thousands)

------------------------------------------------------------------------------------------------------
                                                   FOR THE QUARTER ENDED       FOR THE QUARTER ENDED
                                                        JUNE 30, 1998               JUNE 30, 1997
                                             Balance      Interest   Rate    Balance  Interest    Rate
------------------------------------------------------------------------------------------------------
Federal Funds sold and
     temporary investments                  $  6,552         $ 113  6.90%     $2,781       $37    5.32%
Securities                                    61,987           999  6.45      48,233       792    6.57
Loans                                        248,954         5,152  8.28     228,154     4,869    8.54
------------------------------------------------------------------------------------------------------


Total earning assets                        $317,493        $6,264  7.89     279,168    $5,698    8.16
------------------------------------------------------------------------------------------------------

Loan loss allowance                           (2,818)                         (2,500)
All other assets                              18,602                          18,128
------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                $333,277                        $294,796
======================================================================================================

LIABILITIES AND EQUITY

Interest bearing deposits                   $244,182        $2,816  4.61    $219,436    $2,450    4.47
Borrowed funds                                16,540           166  4.01       9,825        84    3.42
------------------------------------------------------------------------------------------------------

Total interest bearing
   liabilities                               260,722        $2,982  4.57     229,261    $2,534    4.42
------------------------------------------------------------------------------------------------------

Interest rate spread                                                3.32%                         3.74%

Demand deposits                               45,917                          43,037
Other liabilities                              1,033                           1,687
Shareholders' equity                          25,605                          20,811
------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES
      AND EQUITY                            $333,277                        $294,796
======================================================================================================


NET INTEREST INCOME                                         $3,282                      $3,164
======================================================================================================

Interest Earned/Earning Assets                                      7.89%                         8.16%

Interest Expense/Earning Assets                                     3.76                          3.63
------------------------------------------------------------------------------------------------------

Net Yield on Earning Assets                                         4.13%                         4.53%
======================================================================================================

WESTBANK CORPORATION AND SUBSIDIARIES
YEAR TO DATE AVERAGE BALANCES
INTEREST EARNED - INTEREST EXPENSE


(Dollar amounts in thousands)

------------------------------------------------------------------------------------------------------
                                                SIX MONTHS ENDED                 SIX MONTHS ENDED
                                                  JUNE 30, 1998                    JUNE 30, 1997
                                             Balance      Interest   Rate    Balance   Interest Rate
------------------------------------------------------------------------------------------------------
Federal Funds sold and
  temporary investments                       $4,561          $149   6.53%    $5,747  $   152   5.29%
Securities                                    56,844         1,826   6.42     44,426    1,462   6.58
Loans                                        242,872        10,131   8.34    224,976    9,512   8.46

------------------------------------------------------------------------------------------------------
Total earning assets                        $304,277       $12,106   7.96    275,149  $11,126   8.09
------------------------------------------------------------------------------------------------------
Loan loss allowance                           (2,870)                         (2,518)
All other assets                              18,120                          17,810
------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                $319,527                        $290,441

======================================================================================================
LIABILITIES AND EQUITY


Interest bearing deposits                   $234,299        $5,315   4.54   $217,254   $4,805    4.42
Borrowed funds                                13,408           246   3.67      8,687      140    3.22
------------------------------------------------------------------------------------------------------
Total interest bearing
   liabilities                               247,707        $5,561   4.49    225,941   $4,945    4.38
------------------------------------------------------------------------------------------------------
Interest rate spread                                                 3.47%                       3.71%

Demand deposits                               45,609                          42,457
Other liabilities                              1,032                           1,564
Shareholders' equity                          25,179                          20,479
------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES
      AND EQUITY                            $319,527                        $290,441
======================================================================================================

NET INTEREST INCOME                                         $6,545                     $6,181

======================================================================================================
Interest Earned/Earning Assets                                      7.96%                        8.09%

Interest Expense/Earning Assets                                     3.66                         3.59
------------------------------------------------------------------------------------------------------
Net Yield on Earning Assets                                         4.30%                        4.50%
======================================================================================================

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

ITEM 6.   Exhibits and Reports on Form 8

a.   Exhibits
                                EXHIBIT INDEX

                                                                      Page No.


      3.1  Articles of Organization, as amended                           *

      3.2  By-Laws, as amended                                           **


      27.  Financial Data Schedule                           TO BE INCLUDED

      * Incorporated by reference to identically numbered exhibits contained in Registrant's Annual Report on Form 10-K for the year ended December 31, 1988

      ** Incorporated by reference in exhibit 5.1 contained in the Registrant's Current Report filed on February 2, 1998.

b.    Reports on Form-8 - On July 15, 1998 the Registrant filed a
      Curent Report on Form 8-K regarding the proposed acquisition of Cargill Bancorp, Inc. and Cargill Bank.

                WESTBANK CORPORATION AND SUBSIDIARIES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.








                                     WESTBANK CORPORATION






Date:   August 10, 1998              /s/Donald R. Chase
                                     Donald R. Chase
                                     President and Chief Executive Officer









Date:   August 10, 1998              /s/John M. Lilly
                                     John M. Lilly
                                     Treasurer and Chief Financial Officer