Form 10-Q
period 1998-09-30
WESTBANK CORP
filed 1998-11-12
CIK 742070

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

                For the quarterly period ended SEPTEMBER 30, 1998


                         Commission file number 0-12784

                              WESTBANK CORPORATION
             (Exact name of registrant as specified in its charter)


             MASSACHUSETTS                                    04-2830731
      (State or other jurisdiction                    (I.R.S. Employer I.D. No.)
     of incorporation or organization)



 225 PARK AVENUE, WEST SPRINGFIELD, MASSACHUSETTS               01090-0149
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

                                YES  X  NO


            Common stock, par value $2 per share: 3,797,774 shares outstanding as of October 31, 1998.

                     WESTBANK CORPORATION AND SUBSIDIARIES

                                     INDEX

                        PART I - FINANCIAL INFORMATION

                                                                          PAGE
ITEM 1.

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

ITEM 2.

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

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   (Unaudited)
(Dollar amounts in thousands)                                   September 30, 1998        December 31, 1997
-----------------------------------------------------------------------------------------------------------

ASSETS
Cash and due from banks:
    Non-interest bearing                                              $  11,271             $   9,603
    Interest bearing                                                        150                    79
Federal Funds sold                                                       16,165                 3,678
-----------------------------------------------------------------------------------------------------
Total Cash and Cash equivalents                                          27,586                13,360
-----------------------------------------------------------------------------------------------------
Investment securities available for sale                                 39,503                20,088
Investment securities held to maturity
  (fair value of $28,154 in 1998 and $34,655 in 1997)                    27,838                34,503
-----------------------------------------------------------------------------------------------------
Total Securities                                                         67,341                54,591
-----------------------------------------------------------------------------------------------------
Loans                                                                 $ 251,938             $ 231,012
Mortgage loans held-for-sale                                              2,689                 4,251
Allowance for loan losses                                                (2,513)               (2,848)
-----------------------------------------------------------------------------------------------------
      Net-Loans                                                         252,114               232,415
Bank premises and equipment                                               5,493                 4,474
Accrued interest receivable                                               2,132                 1,968
Other assets                                                              2,357                 1,457
-----------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                          $ 357,023             $ 308,265
=====================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Non-interest bearing                                              $  49,907             $  48,638
    Interest bearing                                                    259,839               222,922
-----------------------------------------------------------------------------------------------------
         Total Deposits                                                 309,746               271,560
Borrowed funds                                                           10,980                11,884
Federal Home Loan borrowing                                               7,000                     0
Accrued interest payable                                                    459                   379
Other liabilities                                                         1,852                   691
-----------------------------------------------------------------------------------------------------
         Total Liabilities                                              330,037               284,514
-----------------------------------------------------------------------------------------------------
Stockholders' Equity:
 Common stock  - $2 par value
   Authorized  - 9,000,000 shares
   Issued      - 3,782,521 shares in 1998 and
               - 3,581,377 shares in 1997                                 7,565                 7,163
    Additional paid in capital                                            9,902                 8,819
    Retained earnings                                                     9,216                 7,708
    Accumulated other comprehensive income                                  303                    61
-----------------------------------------------------------------------------------------------------
       Total Stockholders' Equity                                        26,986                23,751
-----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 357,023             $ 308,265
=====================================================================================================


      See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME


         (Unaudited)
(Dollar amounts in thousands)

                                                                 QUARTER ENDED             NINE MONTHS ENDED
                                                          09-30-98        09-30-97      09-30-98       09-30-97
---------------------------------------------------------------------------------------------------------------
Income:
  Interest and fees on loans                            $    5,422     $    5,102     $   15,553     $   14,614
  Interest on federal funds sold                               117             66            266            218
  Interest on securities                                     1,022            811          2,848          2,273
---------------------------------------------------------------------------------------------------------------
                                                             6,561          5,979         18,667         17,105

Interest expense                                             3,161          2,740          8,722          7,685
---------------------------------------------------------------------------------------------------------------
Net interest income                                          3,400          3,239          9,945          9,420
Provision for loan losses                                        0              0             19            190
---------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses          3,400          3,239          9,926          9,230
---------------------------------------------------------------------------------------------------------------
Investment security gains                                        2              0            141              0
Other non-interest income                                      540            565          1,607          1,556
---------------------------------------------------------------------------------------------------------------
Total non-interest income                                      542            565          1,748          1,556
---------------------------------------------------------------------------------------------------------------
Operating Expenses::
  Salaries and benefits                                      1,263          1,258          3,718          3,525
  Other non-interest expense                                   973            928          3,011          2,831
  Occupancy - net                                              247            211            667            657
---------------------------------------------------------------------------------------------------------------
Total operating expenses                                     2,483          2,397          7,396          7,013
---------------------------------------------------------------------------------------------------------------
Income before income taxes                                   1,459          1,407          4,278          3,773
Income taxes                                                   549            589          1,644          1,581
---------------------------------------------------------------------------------------------------------------
NET INCOME                                              $      910     $      818     $    2,634     $    2,192
===============================================================================================================

Earnings per share:
      -Basic                                            $     0.24     $     0.23     $     0.70     $     0.63
      -Diluted                                          $     0.24     $     0.23     $     0.68     $     0.61

Weighted average shares outstanding:
      -Basic                                             3,778,419      3,493,969      3,758,442      3,461,302
      -Dilutive option shares                               89,395        133,162         99,615        109,217
                                                        ----------      ---------      ---------      ---------
      -Diluted                                           3,867,814      3,627,131      3,858,057      3,570,519
                                                        ==========      =========      =========      =========




      See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME



         (Unaudited)
(Dollar amounts in thousands)

                                                                 QUARTER ENDED       NINE MONTHS ENDED
                                                              09-30-98    09-30-97  09-30-98   09-30-97
------------------------------------------------------------------------------------------------------
Net Income                                                     $  910     $  818     $2,634     $2,192
------------------------------------------------------------------------------------------------------
Other comprehensive income:

  Unrealized gain on securities available for sale, net of
  income taxes of $138 and $28 for the quarter and $202 and
  $48 for the nine month period ended September 30, 1998 and
  1997, respectively                                           $   226    $   39     $  330     $   67

  Less:  reclassification adjustment for gains included in
  net income, net of income taxes of $1 for the three month
  and $53 for the nine month periods ended September 30,
  1998                                                              1          0         88          0

------------------------------------------------------------------------------------------------------
Other comprehensive income                                        225         39        242         67
------------------------------------------------------------------------------------------------------
Comprehensive Income                                           $1,135     $  857     $2,876     $2,259
======================================================================================================


     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 1997 AND NINE MONTHS ENDED SEPTEMBER 30, 1998

(1998 Unaudited)

(Dollar amounts in thousands)


                                                                                                  ACCUMULATED
                                            COMMON STOCK                                             OTHER
                                     -------------------------       ADDITIONAL                   COMREHENSIVE
                                     NUMBER OF           PAR          PAID IN       RETAINED         INCOME/
                                      SHARES             VALUE        CAPITAL       EARNINGS         (LOSS)            TOTAL
-----------------------------------------------------------------------------------------------------------------------------
BALANCE-DECEMBER 31, 1996            3,346,802      $    6,694      $    7,633     $    5,517      $      (99)     $   19,745
Net income                                  --              --              --          3,231              --           3,231
Cash dividends declared
($.30 per share)                            --              --              --         (1,040)             --          (1,040)
Shares issued:
  Stock Option Plan                     88,156             176              94             --              --             270
  Dividend Reinvestment
    and Stock Purchase Plan            146,419             293           1,092             --              --           1,385
Changes in unrealized gain on
  securities available for sale             --              --              --             --             160             160
-----------------------------------------------------------------------------------------------------------------------------
BALANCE-DECEMBER 31, 1997            3,581,377           7,163           8,819          7,708              61          23,751

Net income                                                                              2,634                           2,634
Cash dividend declared
($.30 per share)                                                                       (1,126)                         (1,126)

Shares issued:
  Stock Option Plan                    167,757             345             771                                          1,116

  Dividend Reinvestment
  and Stock Purchase Plan               33,387              57             312                                            369

Changes in unrealized gain on
securities available for sale                                                                             242             242

-----------------------------------------------------------------------------------------------------------------------------
BALANCE-SEPTEMBER 30, 1998           3,782,521      $    7,565      $    9,902     $    9,216      $      303      $   26,986
=============================================================================================================================




     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(Unaudited)
(Dollar amounts in thousands)

                                                                               1998         1997
-------------------------------------------------------------------------------------------------
Operating activities:
 Net income                                                                $  2,634      $  2,192
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                  19           190
      Depreciation and amortization                                             613           491
      Provision for other real estate owned                                      22            34
      Accrued interest receivable                                              (164)         (210)
      Realized gain on sale of securities                                      (141)
      Realized gain on sale of other real estate owned                          (33)          (55)
      Realized gain on sale of loans                                           (101)           (2)
      (Gain) loss on sale of equipment                                                         (5)
      Increase in interest payable on deposits                                   80            64
      Increase in other assets                                                 (900)         (283)
      Increase in other liabilities                                           1,161           256
-------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                               3,190         2,672
-------------------------------------------------------------------------------------------------
 Investing activities:
   Investments and mortgage-backed securities:
    Held to maturity:
      Purchases                                                             (18,485)      (24,912)
      Proceeds from maturities and principal payments                        25,150        11,008
 Available for sale:
      Purchases                                                             (33,198)       (4,381)
      Proceeds from sales                                                     8,607
      Proceeds from maturities                                                2,074         1,478
 Purchases of premises and equipment                                         (2,245)         (692)
 Net (increase) decrease in loans                                           (15,728)      (19,288)
 Proceeds from sale of equipment                                                                5
 Proceeds from sale of other real estate owned                                  220            76
-------------------------------------------------------------------------------------------------
      Net cash used in investing activities                                 (33,605)      (36,706)
-------------------------------------------------------------------------------------------------
 Financing activities:
   Net increase in borrowings                                                 6,096         1,073
   Net increase in deposits                                                  38,186        32,016
   Proceeds from exercise of stock options and stock purchase plan            1,485         1,043
   Dividends paid                                                            (1,126)         (775)
-------------------------------------------------------------------------------------------------
      Net cash used in financing activities                                  44,641        33,357
-------------------------------------------------------------------------------------------------
 Increase (decrease) in cash and cash equivalents                            14,226          (677)
 Cash and cash equivalents at beginning of period                            13,360        23,401
-------------------------------------------------------------------------------------------------
 Cash and cash equivalents at end of period                                $ 27,586      $ 22,724
=================================================================================================
 Cash paid during the period:
      Interest on deposits and other borrowings                            $  8,642      $  7,621
      Income taxes                                                            1,697         1,754
      Transfers of loans to other real estate owned                             307           134
      Sales of other real estate owned financed by the bank                      48            71



                See notes to consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998
(UNAUDITED)

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


NOTE B - CURRENT OPERATING ENVIRONMENT

The Bank operates thirteen banking offices located in Hampden County and also operates a Trust Department providing services normally associated with holding property in a fiduciary or agency capacity. A full range of retail banking services are furnished to individuals, businesses and non-profit organizations. The Corporation's primary source of revenue is derived from providing loans to customers, predominately located in Western Massachusetts. The Bank opened a full service office in the town of Southwick, Massachusetts on October 5, 1998.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") imposes significant regulatory restrictions and requirements on banking institutions insured by the FDIC and their holding companies. FDICIA established capital categories into which financial institutions are placed based on capital level. Each capital category establishes different degrees of regulatory restrictions which can apply to a financial institution. As of September 30, 1998, Park West's capital was at a level that placed the Bank in the "well capitalized" category as defined by FDICIA.

FDICIA imposes a variety of other restrictions and requirements on insured banks. These include significant regulatory reporting requirements such as insuring that a system of risk-based deposit insurance premiums and civil money penalties for inaccurate deposit assessment reports exists. In addition, FDICIA imposes a system of regulatory standards for bank and bank holding company operations, detailed truth in savings disclosure requirements, and restrictions on activities authorized by state law but not authorized for national banks. The Corporation is in compliance with all such reporting requirements and reporting standards.


NOTE C - MERGER AGREEMENT WITH CARGILL BANCORP, INC.

On July 15, 1998, the Corporation entered into an agreement to acquire Cargill Bancorp, Inc., which is a Delaware corporation and the holding company for Cargill Bank, a $47.0 million asset Connecticut chartered stock savings and loan association headquartered in Putnam, Connecticut.

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

The merger is subject to approval of Cargill Bancorp shareholders and the receipt of regulatory approval. On November 3, 1998, the Corporation filed a registration statement to register approximately 565,096 shares of common stock in order to facilitate this merger. The Corporation contemplates that the merger will be effective in 1998 and will be accounted for by using the pooling of interest method. Cargill Bancorp, Inc. has scheduled a shareholders meeting for December 16, 1998, to vote on the proposed merger.

NOTE D - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for the quarter and nine months ended September 30, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

For further information, please refer to the Consolidated Financial Statements and footnotes thereto included in the Westbank Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.


NOTE E - COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, there are outstanding commitments and contingent liabilities, such as, standby letters of credit and commitments to extend credit. As of September 30, 1998 standby letters of credit amounted to $596,000 and loan commitments were $31,020,000 and unused balances available on home equity lines of credit were $7,870,000.

Trust Assets - Property with a book value of $119,957,000 at September 30, 1998 held for customers in a fiduciary or agency capacity, is not included in the accompanying balance sheet since such items are not assets of the Bank.


NOTE F - STOCKHOLDERS' EQUITY

The FDIC imposes leverage capital ratio requirements for state non-member Banks. The Bank's leverage capital ratio as of September 30, 1998 and December 31, 1997 was 7.20% and 7.04%, respectively. In addition, the FDIC has established risk-based capital requirements for insured institutions of, Tier 1 risk-based capital of 4.00% and total risk-based capital of 8.00%. The Bank's risk-based capital at September 30, 1998, for Tier 1 was 11.38% and total risk-based capital was 12.54%, which meets the FDIC criteria for a well-capitalized financial institution.

WESTBANK CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CHANGES IN FINANCIAL CONDITION -
Total consolidated assets amounted to $357,023,000 on September 30, 1998, compared to $308,265,000 on December 31, 1997. As of September 30, 1998 and September 30, 1997, earning assets amounted to, respectively, $338,283,000 or 95% of total assets, and $303,049,000, or 94% of total assets. Earning assets increased during the first nine months of 1998 as a result of increases in securities, loans and temporary funds. Deposits originated throughout the Bank's branch system, as well as a $7,000,000, 5 year fixed rate borrowing through the Federal Home Loan Bank provided the funds to support the increase in earning assets.


CHANGES IN RESULTS OF OPERATIONS -
For the quarter ended September 30, 1998, net income totaled $910,000 compared to $818,000 for the quarter ended September 30, 1997. For the nine months ended September 30, 1998, net income was $2,634,000 compared to $2,192,000 for the same period during 1997. Included in the results for the nine months ended September 30, 1998 is a gain on the sale of securities available for sale totaling $141,000.

An overall increase in interest income and interest expense reflects an increase in volume and decrease in interest rates on earning assets and an increase in volume and rates on interest-bearing deposits. Further analysis is provided in sections on net interest revenue and supporting schedules.


ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS -
The Corporation did not record a provision for loan losses in either the current quarter or the same period in 1997. Loans written off against the allowance for loan losses after recoveries amounted to $354,000 for the nine months ended September 30, 1998. During the second quarter of 1998 the Corporation sold a pool of classified loans totaling $1,772,000. As a result of the classified loan sale the Corporation charged-off $266,000 to the allowance for loan loss during the second quarter. The entire loss from the sale of classified loans had been previously reserved for.

After giving effect to the actions described above, the allowance for loan losses at September 30, 1998 totaled $2,513,000 or .99% of total loans, as compared to $2,848,000 or 1.21% at December 31, 1997.

Non-performing past due loans at September 30, 1998 aggregated $563,000 or 0.23% of total loans compared to $1,226,000 or 0.52% at December 31, 1997. The percentage of non-performing and past due loans compared to total assets on those same dates, respectively, amounted to 0.21% and 0.27%. The change in non-performing loans was primarily the result of the sale of classified loans described above.

Other real estate owned at September 30, 1998 totaled $199,000 and stands at 0.05% of total assets at the end of the current quarter.

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


YEAR 2000
Mindful of the need to sustain the integrity of its computer systems as the year 2000 approaches, the Corporation has taken steps to ensure that all systems are ready to operate accurately on and beyond the year 2000. The Corporation is heavily dependent upon its computer systems. In the event that the Corporation's computer systems are not yet year 2000 compliant by January 1, 2000, the Corporation would face significant operational difficulties. The Corporation fully understands the need to prevent disruption of computer and technical systems, and the Corporation is committed to providing its customers with high quality service, and believes that all its computer systems will be year 2000 compliant by January 1, 2000.

WESTBANK CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

YEAR 2000(Continued)

While many of its systems are already year 2000 compliant, the Corporation has prepared an action plan to ensure the continued integrity of its systems beyond the turn of the century. The plan includes the following five phases:

(1) the awareness phase; (2) the assessment phase; (3) the renovation phase; (4) the validation phase; and (5) the implementation phase. The Corporation is currently in the renovation and validation phases of the plan and intends to complete these phases by December 31, 1998.

The Corporation relies on outside providers for its core banking software and data processing. The Corporation's plan will apply to such vendors. To date, the Bank has incurred approximately $46,000 in year 2000 related expenses, and has estimated that capital expenditures related to the year 2000 issue will total approximately $300,000. The Corporation believes at this time that its efforts are adequate to address its year 2000 concerns.

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

(Dollar amounts in thousands)

                                      QUARTER ENDED             NINE MONTHS ENDED
                                  09-30-98      09-30-97      09-30-98    09-30-97
------------------------------------------------------------------------------------
Interest and dividend income       $ 6,561       $ 5,979       $18,667       $17,105
Interest expense                     3,161         2,740         8,722         7,685
------------------------------------------------------------------------------------
Net interest income                $ 3,400       $ 3,239       $ 9,945       $ 9,420
=====================================================================================


INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS

(Dollar amounts in thousands)

                                           QUARTER ENDED SEPTEMBER 30,                     NINE MONTHS ENDED SEPTEMBER 30,
                                   1998                    1997                    1998                            1997
------------------------------------------------------------------------------------------------------------------------------------
                                  Average                 Average                Average                          Average
                                  Balance      Rate       Balance        Rate    Balance           Rate          Balance       Rate

------------------------------------------------------------------------------------------------------------------------------------
Earning Assets                    $331,496      7.92%     $293,287       8.15%     $313,350         7.94%        281,194       8.11%
------------------------------------------------------------------------------------------------------------------------------------
Interest-bearing
  liabilities                      274,596      4.60       241,791       4.53       256,669         4.53         231,223       4.43
------------------------------------------------------------------------------------------------------------------------------------
Interest rate spread                            3.32                     3.62                       3.41                       3.68
------------------------------------------------------------------------------------------------------------------------------------
Interest-free
  resources used to fund
  earning assets                    56,900                  51,496                   56,681                       49,971
------------------------------------------------------------------------------------------------------------------------------------
Total Sources of
  Funds                           $331,496      3.82      $293,287       3.73      $313,350         3.71         281,194       3.64
====================================================================================================================================
Net Yield on Earning Assets                     4.10%                    4.42%                      4.23%                      4.47%
====================================================================================================================================

WESTBANK CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

CHANGES IN NET INTEREST INCOME

(Dollar amounts in thousands)

                                 QUARTER ENDED 9-30-98          NINE MONTHS ENDED 09-30-98
                                         OVER                            OVER
                                 QUARTER ENDED 9-30-97          NINE MONTHS ENDED 09-30-97
---------------------------------------------------------------------------------------------
                                      CHANGE DUE TO                    CHANGE DUE TO
                             VOLUME       RATE       TOTAL      VOLUME       RATE      TOTAL
---------------------------------------------------------------------------------------------
Interest Income:
Loans                         $  405     $  (85)     $  320     $1,154     $ (215)     $  939
Securities                       237        (26)        211        639        (64)        575
Federal Funds                     54         (3)         51         30         18          48
---------------------------------------------------------------------------------------------
Total Interest Earned            696       (114)        582      1,823       (261)      1,562
---------------------------------------------------------------------------------------------
Interest Expense:
Interest bearing deposits        275         24         299        667        144         811
Other Borrowed Funds              88         34         122        172         54         226
---------------------------------------------------------------------------------------------
Total Interest Expense           363         58         421        839        198       1,037
---------------------------------------------------------------------------------------------
Net Interest Income           $  333     $ (172)     $  161     $  984     $ (459)     $  525
=============================================================================================


Net interest earned increased by $161,000 during the third quarter of 1998 compared to the third quarter of 1997. For the nine month period ended September 30, 1998 net interest income increased by $525,000 versus the same period of 1997.

Average earning assets increased by $32,156,000 during the first nine months of 1998. The average earning base was $313,350,000 compared to $281,194,000 in the same period last year.

OPERATING EXPENSES

The components of total operating expenses for the periods and their percentage of gross income are as follows:

(Dollar amounts in thousands)

                                                QUARTER ENDED                                   NINE MONTHS ENDED
                                   09-30-98                   09-30-97                 09-30-98                   09-30-97

--------------------------------------------------------------------------------------------------------------------------------
                              Amount        Percent      Amount      Percent       Amount       Percent      Amount      Percent
--------------------------------------------------------------------------------------------------------------------------------
Salaries and benefits          $1,263        17.78%      $1,258        19.22       $3,718        18.21%      $3,525        18.89%
Other non-interest expense        973        13.70          928        14.19        3,011        14.75        2,831        15.17
Occupancy - net                   247         3.48          211         3.22          667         3.27          657         3.52

--------------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses       $2,483        34.96%      $2,397        36.63%      $7,396        36.23%      $7,013        37.58%
================================================================================================================================


For the nine month period ended September 30, 1998, operating expenses increased by approximately $383,000 over the 1997 period. The increase was a result of increases in salary and benefits totaling $193,000 and non-interest expense totaling $180,000. The increases are primarily the result of overall growth and branch expansion of the Corporation.

WESTBANK CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

CAPITAL RATIOS

                                                 9/30/98             9/30/97
                                                 -------             -------
Ratio of "Tier 1" leverage capital
  to total assets at end of period                7.56%               6.94%

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

The following are the Corporation's risk-based capital ratios at September 30, 1998:

       Tier 1 Capital (minimum required 4.00%)                 11.66%
       Tier 2 Capital (minimum required 8.00%)                 12.76%

INTEREST RATE SENSITIVITY

The following table sets forth the distribution of the repricing of the Corporation's earning assets and interest bearing liabilities as of September 30, 1998.

(Dollar amounts in thousands)


                          Three        Over three        Over One          Over
                          Months        Months to        Year to           Five
                          or less       One Year        Five Years         Years          Total
------------------------------------------------------------------------------------------------
Earning Assets          $  67,545       $  34,308       $  98,549       $ 137,881      $ 338,283
Interest Bearing
  Liabilities              90,172          86,284         101,363               0        277,819

------------------------------------------------------------------------------------------------
Interest Rate
  Sensitivity Gap       $ (22,627)      $ (51,976)      $  (2,814)      $ 137,881      $  60,464

================================================================================================
Cumulative Interest
  Rate
  Sensitivity Gap       $ (22,627)      $ (74,603)      $ (77,417)      $  60,464

Interest Rate
  Sensitivity
  Gap Ratio                 (6.69)%        (15.36)%         (0.83)%        40.75%

Cumulative Interest
  Rate Sensitivity
  Gap Ratio                 (6.69)%        (22.05)%        (22.88)%        17.87%

WESTBANK CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

LIQUIDITY

Cash and due from banks, federal funds sold, investment securities, mortgage-backed securities and loans available for sale, as compared to deposits and short term liabilities, are used by the Corporation to compute its liquidity on a daily basis. At September 30, 1998, the Corporation's ratio of such assets to total deposits and borrowed funds was 24.48% .

PROVISION AND ALLOWANCE FOR LOAN LOSSES

(Dollar amounts in thousands)

                                                      QUARTER ENDED           NINE MONTHS ENDED
                                                  09-30-98      09-30-97     09-30-98     09-30-97

--------------------------------------------------------------------------------------------------
Balance at beginning of period                    $ 2,504       $ 2,560       $ 2,848      $ 2,481
Provision charged to expense                                                       19          190

--------------------------------------------------------------------------------------------------
                                                    2,504         2,560         2,867        2,671

--------------------------------------------------------------------------------------------------
Charge-offs:
  Loans secured by real estate                                       10           340          249
  Commercial and industrial loans                       2            12            49          155
  Consumer loans                                        9             8            33           50

--------------------------------------------------------------------------------------------------
                                                       11            30           422          454

--------------------------------------------------------------------------------------------------
Recoveries:
  Loans secured by real estate                          5            22            32          152
  Commercial and industrial loans                      15           201            30          376
  Consumer loans                                                      2             6            9
  Lease financing receivables                                                                    1
--------------------------------------------------------------------------------------------------
                                                       20           225            68          538

--------------------------------------------------------------------------------------------------
Net charge-offs (recoveries)                           (9)         (195)          354          (84)

--------------------------------------------------------------------------------------------------
Balance at end of period                          $ 2,513       $ 2,755       $ 2,513      $ 2,755

--------------------------------------------------------------------------------------------------
Net Charge-offs (recoveries) to:
  Average loans                                     (.001)%        (.08)%        1.43%        (.04)%
  Loans at end of period                            (.001)%        (.08)%        1.39%        (.03)%
  Allowance for loan losses                          (.36)%       (7.08)%       14.09%       (3.05)%

Allowance for loan losses as a percentage of:
  Average loans                                      0.97%         1.15%         1.01%        1.20%
  Loans at end of period                             0.99%         1.15%         0.99%        1.15%



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

WESTBANK CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS

(Dollar amounts in thousands)

                                   09-30-98    06-30-98    03-31-98    12-31-97    09-30-97
------------------------------------------------------------------------------------------
Non-Accrual Loans:
Loans secured by real estate        $  301      $  290      $  595      $  983      $  897
Construction/Land development                        3           2           3
Commercial and Industrial Loans         18          24          37          37           6
Consumer Loans                          26                       1          19           9
------------------------------------------------------------------------------------------
                                    $  345      $  317      $  635      $1,042      $  912

------------------------------------------------------------------------------------------
Loans Contractually past due
  90 days or more still accruing:
Loans secured by real estate        $  162      $  143      $  193      $  170      $  198
Commercial and Industrial Loans         35          24          24                      18
Consumer Loans                          21           8           6          14          54

------------------------------------------------------------------------------------------
                                    $  218      $  175      $  223      $  184      $  270

------------------------------------------------------------------------------------------
Total non-accrual, past
  due and restructured loans        $  563      $  492      $  858      $1,226      $1,182

------------------------------------------------------------------------------------------
Non-accrual, past due and
restructured loans as a
percentage of total loans             0.23%       0.19%       0.36%       0.52%       0.49%

------------------------------------------------------------------------------------------
Allowance for loan losses as
  a percentage of non-accrual,
  past due and restructured
  loans                             446.36%     508.94%     332.40%     232.30%     233.08%

------------------------------------------------------------------------------------------
Other real estate owned - net       $  199      $  269      $  379      $  149      $  277

------------------------------------------------------------------------------------------
Total non-performing assets         $  762      $  761      $1,237      $1,375      $1,459

------------------------------------------------------------------------------------------
Non-performing assets as a
  percentage of total assets          0.21%       0.22%       0.39%       0.45%       0.45%

------------------------------------------------------------------------------------------

\WESTBANK CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


QUARTERLY AVERAGE BALANCES
INTEREST EARNED - INTEREST EXPENSE

(Dollar amounts in thousands)

---------------------------------------------------------------------------------------------------------------------
                                                 QUARTER ENDED                               QUARTER ENDED
                                              SEPTEMBER 30, 1998                           SEPTEMBER 30, 1997
                                     Balance        Interest           Rate       Balance       Interest       Rate
---------------------------------------------------------------------------------------------------------------------
Federal Funds sold and
  temporary investments             $   8,919       $     117          5.25%     $   4,807     $      66        5.49%
Securities                             63,927           1,022          6.39         49,221           811        6.59
Loans                                 258,650           5,422          8.39        239,259         5,102        8.53
---------------------------------------------------------------------------------------------------------------------
Total earning assets                $ 331,496       $   6,561          7.92%     $ 293,287     $   5,979        8.15%
---------------------------------------------------------------------------------------------------------------------
Loan loss allowance                    (2,508)                                      (2,692)
All other assets                       18,564                                       18,766
---------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                        $ 347,552                                    $ 309,361
=====================================================================================================================
LIABILITIES AND EQUITY

Interest bearing deposits           $ 257,149       $   2,979          4.63      $ 233,504     $   2,680        4.59
Borrowed funds                         17,447             182          4.17          8,287            60        2.90
---------------------------------------------------------------------------------------------------------------------
Total interest bearing
  liabilities                       $ 274,596       $   3,161          4.60      $ 241,791     $   2,740        4.53
---------------------------------------------------------------------------------------------------------------------
Interest rate spread                                                   3.32%                                    3.62%

Demand deposits                        45,495                                       44,265
Other liabilities                       1,051                                        1,536
Shareholders' equity                   26,410                                       21,769
---------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES
   AND EQUITY                       $ 347,552                                    $ 309,361
=====================================================================================================================
NET INTEREST INCOME                                 $   3,400                                  $   3,239
=====================================================================================================================
Interest Earned/Earning Assets                                         7.92%                                    8.15%

Interest Expense/Earning Assets                                        3.82%                                    3.73%
---------------------------------------------------------------------------------------------------------------------

Net Yield on Earning Assets                                            4.10%                                    4.42%
=====================================================================================================================

WESTBANK CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


YEAR TO DATE AVERAGE BALANCES
INTEREST EARNED - INTEREST EXPENSE

(Dollar amounts in thousands)

----------------------------------------------------------------------------------------------------------------------
                                        NINE MONTHS ENDED                            NINE MONTHS ENDED
                                        SEPTEMBER 30, 1998                           SEPTEMBER 30, 1997
                                      Balance         Interest        Rate         Balance        Interest       Rate
----------------------------------------------------------------------------------------------------------------------
Federal Funds sold and
  temporary investments             $   6,014       $     266          5.90%      $   5,433     $     218        5.35%
Securities                             59,205           2,848          6.41          46,024         2,273        6.58
Loans                                 248,131          15,553          8.36         229,737        14,614        8.48
----------------------------------------------------------------------------------------------------------------------

Total earning assets                $ 313,350       $  18,667          7.94       $ 281,194     $  17,105        8.11
----------------------------------------------------------------------------------------------------------------------
Loan loss allowance                    (2,750)                                       (2,576)
All other assets                       18,269                                        18,128
----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                        $ 328,869                                     $ 296,746
=======================================================================================================================
LIABILITIES AND EQUITY

Interest bearing deposits           $ 241,915       $   8,294          4.57       $ 222,670     $   7,483        4.48
Borrowed funds                         14,754             428          3.87           8,553           202        3.15
----------------------------------------------------------------------------------------------------------------------
Total interest bearing
  liabilities                         256,669       $   8,722          4.53         231,223     $   7,685        4.43
----------------------------------------------------------------------------------------------------------------------
Interest rate spread                                                   3.41%                                     3.68%

Demand deposits                        45,571                                        43,060
Other liabilities                       1,039                                         1,554
Shareholders' equity                   25,590                                        20,909
----------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES
   AND EQUITY                       $ 328,869                                     $ 296,746
======================================================================================================================
NET INTEREST INCOME                                 $   9,945                                   $   9,420
======================================================================================================================
Interest Earned/Earning Assets                                         7.94%                                     8.11%

Interest Expense/Earning Assets                                        3.71                                      3.64
----------------------------------------------------------------------------------------------------------------------

Net Yield on Earning Assets                                            4.23%                                     4.47%
======================================================================================================================

WESTBANK CORPORATION AND SUBSIDIARIES
PART II - OTHER INFORMATION


ITEM 1.   Legal Proceedings - NONE


ITEM 2.   Changes in Rights of Securities Holders - NONE


ITEM 3.   Defaults by Company on its Senior Securities - NONE


ITEM 4.   Results of Votes on Matters Submitted to a Vote of Security Holders -
          NONE


ITEM 5.   Other Events

a. The Corporation filed a registration statement under Form S-4/A on November 3, 1998, regarding shares to be issued in connection with the acquisition of Cargill Bancorp, Inc.

b.     Information Concerning Forward-Looking Statements.

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

       2.   The condition of the real estate market in Western Massachusetts;

       3.   The effect of the merger with Cargill Bancorp, Inc.

       4. Competition in Westbank's prime market area from other banks, especially in light of continued consolidation in the New England banking industry.

       5.   Any changes in federal and state bank regulatory requirements;

       6.   Changes in interest rates; and

       7. The cost and other effects of unanticipated legal and administrative cases and proceedings, settlements and investigations.

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


       3.1  Articles of Organization, as amended                             *

       3.2  By-Laws, as amended                                             **

      27.   Financial Data Schedule                             TO BE INCLUDED

       * Incorporated by reference to identically numbered exhibits contained in Registrant's Annual Report on Form 10-K for the year ended December 31, 1988

      ** Incorporated by reference to identically numbered exhibits contained in Registrant's Annual Report on Form 10-K for the year ended December 31, 1987


b. Reports on Form 8-K On July 15, 1998, the Registrant filed a Current Report on Form 8-K regarding the proposed acquisition of Cargill Bancorp, and Cargill Bank.

WESTBANK CORPORATION AND SUBSIDIARIES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.








                                       WESTBANK CORPORATION






Date:  November 10, 1998           /S/ DONALD R. CHASE
                                       ----------------------------------
                                       Donald R. Chase
                                       President and Chief Executive Officer









Date:   November 10, 1998          /S/ JOHN M. LILLY
                                       ----------------------------------
                                       John M. Lilly
                                       Treasurer and Chief Financial Officer