Form 10-K
period 1998-12-31
WESTBANK CORP
filed 1999-03-23
CIK 742070

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[mark one]        [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

                                 (413) 747-1400
                               (Telephone Number)

           Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
Title of each class                                        on which registered
-------------------                                        -------------------
      NONE                                                        NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          Common stock, $2.00 Par Value
                        Preferred stock, $5.00 Par Value
                                (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety days. Yes /X/   No / /

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.       /X/

      Based on the closing sales price on March 1, 1999 the aggregate market value of the voting stock held by nonaffiliates of the registrant was $47,936,445.

      The number of shares outstanding of the registrants common stock, $2.00 par value was 4,214,193 on March 1, 1999.

      Portions of the Annual Report to Stockholders for the year ended December 31, 1998 are incorporated by reference into Parts I and II.

      Portions of the Proxy Statement issued by the Corporation in connection with the Annual Meeting to be held on April 21, 1999 are incorporated by reference into Part III.

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

Item 14 Exhibits, Financial Statement Schedules and Reports
        on Form 8-K                                                       IV - 1

        Signatures                                                        IV - 2

        Exhibit Index                                                     IV - 3

              WESTBANK CORPORATION, WEST SPRINGFIELD, MASSACHUSETTS

                                     PART I

ITEM 1 - BUSINESS

      Reference is made to Page 4 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1998, wherein this subject is covered.

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

      The following statistical tables and accompanying text provide required financial data about the Corporation and should be read in conjunction with the consolidated financial statements and related notes, appearing in the 1998 Annual Report to Stockholders and is incorporated herein by reference thereto:

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

II.   Investment Portfolio                                                    12, 27, 28 and 38

III.  Loan Portfolio                                                          13, 29, 30 and 38

      a.  Types of Loans                                                                     13

      b.  Maturities and Sensitivities to Changes in Interest Rates                 8, 9 and 13

      c.  Risk Elements                                                8, 14, 15, 16, 29 and 30

IV.   Summary of Loan Loss Experience                                                 14 and 15

V.    Deposits                                                                16, 31, 38 and 39

VI.   Return on Equity and Assets                                                            17

VII.  Short Term Borrowing                                                17, 31, 32, 37 and 38

ITEM 2 - PROPERTIES

      The Corporation's principal banking subsidiary, Park West Bank and Trust Company ("Park West") operates thirteen banking offices located as follows:


LOCATION                                         OWNED       LEASED        TOTAL
--------                                         -----       ------        -----

Agawam (Feeding Hills)                                          1             1

Chicopee                                           1                          1

Chicopee - Supermarket                                          1             1


East Longmeadow                                    1                          1

East Longmeadow -
Supermarket                                                     1             1

Holyoke                                            1                          1

Ludlow                                             1                          1


Southwick                                                       1             1


West Springfield                                   2            1             3

Westfield                                                       1             1

Westfield Supermarket                                           1             1


TOTAL                                              6            7            13

      All general banking offices except the one in Holyoke have drive-in facilities and twenty-four hour automated teller machines

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                      NONE

                                     PART II


ITEM 5 - MARKET FOR CORPORATION'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

      Reference is made to page 44 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1998, wherein this subject is covered.


ITEM 6 - SELECTED FINANCIAL DATA

      Reference is made to page 5 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1998, wherein this subject is covered.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Reference is made to pages 6 through 19 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1998, wherein this subject is covered.

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

      All assumptions that form the basis of any forward looking statements regarding future performance, as well as events or conditions which may affect such future performance, are based on factors that are beyond Westbank's ability to control or predict with precision, including future market conditions and the behavior of other market participants. Among the factors that could cause actual results to differ materially from such forward looking statements are the following:

      1. The status of the economy in general, as well as in Westbank's primary market area, Western
            Massachusetts;

      2.    The real estate market in Western Massachusetts;

      3. Competition in Westbank's primary market area from other banks, especially in light of continued consolidation in the New England banking industry.

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

                                    PART III

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Reference is made to pages 20 through 41 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1998, wherein this subject is covered.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      NONE


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Reference is made to pages 4 through 7 of the Corporation's Proxy Statement to Stockholders for the 1999 Annual Meeting scheduled for April 21, 1999, wherein this subject is covered.


ITEM 11 - EXECUTIVE COMPENSATION

      References is made to pages 8 through 12, of the Corporation's Proxy Statement to Stockholders for the 1999 Annual Meeting scheduled for April 21, 1999, wherein this subject is covered.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Reference is made to pages 6 and 7, of the Corporation's Proxy Statement to Stockholders for the 1999 Annual Meeting scheduled for April 21, 1999, wherein this subject is covered.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Reference is made to pages 6 through 15, of the Corporation's Proxy Statement to Stockholders for the 1999 Annual Meeting scheduled for April 21, 1999, wherein this subject is covered under the caption "Beneficial Ownership of Stock and Executive Compensation - Miscellaneous".


                                     III - 1

                                     PART IV



ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      The following documents are filed as a part of this report:

      1.  Financial Statements

      The following financial statements are incorporated in this Annual Report on Form 10-K by reference to the Corporation's Annual Report to Stockholders for the year ended December 31, 1998:


                              WESTBANK CORPORATION

                                                                         Page of
                                                                          Annual
                                                                          Report


Independent Auditors' Report                                                  42
Consolidated Balance Sheets at December 31, 1998 and 1997                     20
Consolidated Statements of Income for the years ended
    December 31, 1998, 1997 and 1996                                          21
Consolidated Statement of Stockholders' Equity from January 1, 1996,
    to December 31, 1998                                                      22
Consolidated Statements of Comprehensive Income for the years ended December 31, 1998, 1997 and 1996
                                                                              22
Consolidated Statements of Cash Flows for the years ended
    December 31, 1998, 1997 and 1996                                          23
Notes to Consolidated Financial Statements                               24 - 41




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

                                                WESTBANK CORPORATION



                                                By:  /s/ Donald R. Chase
                                                    ---------------------------
                                                Donald R. Chase, President
                                                and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.



Signature                     Title                                  Date
--------------------------------------------------------------------------------

/s/ Donald R. Chase           President and Chief
---------------------------   Executive Officer and Director      March 17, 1999
Donald R. Chase

/s/ Alfred C. Whitaker        Chairman of the Board
---------------------------   and Director                        March 17, 1999
Alfred C. Whitaker

/s/ John M. Lilly             Treasurer and Chief Financial
---------------------------   Officer                             March 17, 1999
John M. Lilly

/s/ Roland O. Archambault
---------------------------   Director                            March 17, 1999
Roland O. Archambault

/s/ Mark A. Beauregard
---------------------------   Director                            March 17, 1999
Mark A. Beauregard

/s/ David R. Chamberland
---------------------------   Director                            March 17, 1999
David R. Chamberland

/s/ Leroy F. Jarrett
---------------------------   Director                            March 17, 1999
Leroy F. Jarrett

/s/ Ernest N. Laflamme, Jr    Vice Chairman of the Board
---------------------------   and Director                        March 17, 1999
Ernest N. Laflamme, Jr

/s/ G. Wayne McCary
---------------------------   Director                            March 17, 1999
G. Wayne McCary

/s/ Paul J. McKenna
---------------------------   Director                            March 17, 1999
Paul J. McKenna

/s/ Robert J. Perlak
---------------------------   Corporate Clerk and Director        March 17, 1999
Robert J. Perlak

/s/ George R. Sullivan
---------------------------   Director                            March 17, 1999
George R. Sullivan

/s/ James E. Tremble
---------------------------   Director                            March 17, 1999
James E. Tremble

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