Form 10-Q
period 1999-03-31
WESTBANK CORP
filed 1999-05-14
CIK 742070

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

      (Mark One) [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1999

                        Commission file number 0 - 12784

                              WESTBANK CORPORATION
             (Exact name of registrant as specified in its charter)


                        MASSACHUSETTS                                                     04-2830731
(State or other jurisdiction of incorporation or organization)                     (I.R.S. Employer I.D. No.)


       225 PARK AVENUE, WEST SPRINGFIELD, MASSACHUSETTS                                    01090-0149
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

                                    YES X      NO____

    Common stock, par value $2 per share: 4,227,255 shares outstanding as of
                                 April 30, 1999.

                      WESTBANK CORPORATION AND SUBSIDIARIES

                                      INDEX



                         PART I - FINANCIAL INFORMATION

                                                                                                          Page
              Financial Statements

                    Condensed Consolidated Balance Sheets                                                    3

                    Condensed Consolidated Statements of Income and Comprehensive Income                     4

                    Condensed Consolidated Statements of Stockholders' Equity                                5

                    Condensed Consolidated Statements of Comprehensive Income                                5

                    Condensed Consolidated Statements of Cash Flows                                          6

                    Notes to Condensed Consolidated Financial Statements                                     7-9

              Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                                 10-17

                           PART II - OTHER INFORMATION

              ITEM 1.    Legal Proceedings                                                                  18

              ITEM 2.    Changes in Securities and Use of Proceeds                                          18

              ITEM 3.    Defaults upon Senior Securities                                                    18

              ITEM 4.    Submission of Matters to a Vote of Security Holders                                18

              ITEM 5.    Other Information                                                                  18

              ITEM 6.    Exhibits and Reports on Form 8-K                                                   19

              Signatures                                                                                    20

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    (Unaudited)
(Dollar amounts in thousands)                                                       March 31, 1999             December 31, 1998
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks:
     Non-interest bearing                                                               $10,718                      $11,275
     Interest bearing                                                                     2,193                        1,896
Federal funds sold                                                                          275                        1,069
--------------------------------------------------------------------------------------------------------------------------------
Total cash and cash equivalents                                                          13,186                       14,240
--------------------------------------------------------------------------------------------------------------------------------
Investment securities available for sale                                                 54,300                       53,521
Investment securities held to maturity
     (approximate market value of
     $16,235 in 1999 and $30,673 in 1998)                                                16,166                       30,468
--------------------------------------------------------------------------------------------------------------------------------
Total securities                                                                         70,466                       83,989
--------------------------------------------------------------------------------------------------------------------------------
Loans                                                                                  $319,044                     $293,482
Mortgage loans held-for-sale                                                              2,198                        2,346
Allowance for loan losses                                                                (2,669)                      (2,665)
--------------------------------------------------------------------------------------------------------------------------------
     Net loans                                                                          318,573                      293,163
Bank premises and equipment                                                               6,937                        6,911
Other real estate owned                                                                     347                          466
Accrued interest receivable                                                               2,407                        2,457
Other assets                                                                              1,525                        1,434
--------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                           $413,441                     $402,660
================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Non-interest bearing                                                               $51,179                      $51,395
     Interest bearing                                                                   311,868                      290,871
--------------------------------------------------------------------------------------------------------------------------------
         Total Deposits                                                                 363,047                      342,266
Borrowed funds                                                                           17,562                       28,042
Accrued interest payable                                                                    470                          429
Other liabilities                                                                         1,412                        1,433
--------------------------------------------------------------------------------------------------------------------------------
         Total Liabilities                                                              382,491                      372,170
--------------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
Common stock      -        $2 par value
     Authorized   - 9,000,000 shares
     Issued       - 4,214,209 shares in 1999 and
                  - 4,198,838 shares in 1998                                              8,429                        8,397
Additional paid in capital                                                               11,123                       10,982
Retained earnings                                                                        11,538                       10,897
Accumulated other comprehensive income(loss)                                               (140)                         214
--------------------------------------------------------------------------------------------------------------------------------
         Total Stockholders' Equity                                                      30,950                       30,490
--------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $413,441                     $402,660
================================================================================================================================

                See accompanying notes to condensed consolidated
                             financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)




(Dollar amounts in thousands)
Three months ended March 31,                                                               1999                         1998
--------------------------------------------------------------------------------------------------------------------------------
Income:
     Interest and fees on loans                                                          $6,029                       $5,733
     Interest and dividend income on securities                                              38                           53
     Interest on temporary investments                                                    1,276                          936
--------------------------------------------------------------------------------------------------------------------------------
Total interest and dividend income                                                        7,343                        6,722
Interest expense                                                                          3,325                        2,998
--------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                                       4,018                        3,724
Provision for loan losses                                                                    75                           28
--------------------------------------------------------------------------------------------------------------------------------
Net interest income after
     provision for loan losses                                                            3,943                        3,696
--------------------------------------------------------------------------------------------------------------------------------
Non-interest income:
     Investment security gains(losses)                                                       92                           (3)
     Other non-interest income                                                              526                          619
--------------------------------------------------------------------------------------------------------------------------------
Total non-interest income                                                                   618                          616
--------------------------------------------------------------------------------------------------------------------------------
Non-interest expenses:
     Salaries and benefits                                                                1,497                        1,421
     Other non-interest expense                                                           1,110                        1,153
     Occupancy - net                                                                        308                          262
--------------------------------------------------------------------------------------------------------------------------------
Total non-interest expense                                                                2,915                        2,836
--------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                                1,646                        1,476
Income taxes                                                                                625                          593
--------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                               $1,021                         $883
================================================================================================================================
Net income per share
                                   -  Basic                                               $0.24                        $0.22
                                   -  Diluted                                             $0.24                        $0.21

Weighted average shares outstanding
                                   -  Basic                                           4,210,870                    4,047,864
                                   -  Dilutive Option Shares                            127,855                      170,820
--------------------------------------------------------------------------------------------------------------------------------
                                   -  Diluted                                         4,338,725                    4,218,684
================================================================================================================================

                See accompanying notes to condensed consolidated
                             financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 1998 AND THREE MONTHS ENDED MARCH 31, 1999

(1999 Unaudited)

 (Dollar amounts in thousands)

                                                                                                    ACCUMULATED
                                           COMMON STOCK           ADDITIONAL                           OTHER
                                        NUMBER         PAR          PAID-IN       RETAINED         COMPREHENSIVE
                                      OF SHARES       VALUE         CAPITAL       EARNINGS         INCOME/(LOSS)       TOTAL
-------------------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1997           3,932,535       $7,865        $9,617         $9,376               $60           $26,918
Net income                                                                          3,377                               3,377
Cash dividends declared
     ($.40 per share)                                                              (1,503)                             (1,503)
Cargill 5% stock dividend                17,389           35            93           (129)                                 (1)
Shares issued:
     Stock Option Plan                  199,799          399           742                                              1,141
     Dividend Reinvestment
         and Stock Purchase Plan         49,115           98           530                                                628
Cargill interim loss for the
     quarter ended 12/31/98                                                          (224)                               (224)
Unrealized gain on
     securities available for sale                                                                      154               154
-------------------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1998           4,198,838        8,397        10,982         10,897               214            30,490
Net income                                                                          1,021                               1,021
Cash dividends declared
     ($.10 per share)                                                                (380)                               (380)
Shares issued:
     Stock Option Plan                    3,000            6            13                                                 19
     Dividend Reinvestment
         and Stock Purchase Plan         12,371           26           128                                                154
Unrealized gain on
     securities available for sale                                                                     (354)             (354)
-------------------------------------------------------------------------------------------------------------------------------
BALANCE - MARCH 31, 1999              4,214,209       $8,429       $11,123        $11,538             $(140)          $30,950
===============================================================================================================================



CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

Three months ended March 31,                                                       1999                   1998
-----------------------------------------------------------------------------------------------------------------
Net Income                                                                       $1,021                   $883
-----------------------------------------------------------------------------------------------------------------
Unrealized gain (loss) on securities available for sale,
     net of income taxes (benefit) of ($252) in 1999
     and $9 in 1998                                                                (411)                    15
     Less:  reclassification adjustment for gains (losses)
         included in net income, net of income taxes of
         $35 in 1999 and ($1) in 1998                                                57                     (2)
-----------------------------------------------------------------------------------------------------------------
Other Comprehensive Income                                                         (354)                    13
-----------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                                               $667                   $896
=================================================================================================================

                       See accompanying notes to condensed
                       consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(Dollars amounts in thousands)

Three months ended March 31                                                               1999              1998
-------------------------------------------------------------------------------------------------------------------
Operating activities:
Net income                                                                              $1,021              $883
     Adjustments to reconcile net income to net cash provided by operating activities:
              Provision for loan losses                                                     75                28
              Depreciation and amortization                                                233               203
              Provision for other real estate owned                                         22                19
              Decrease in accrued interest receivable                                       50               222
              Realized gain on sale of other real estate owned                              (7)              (13)
              Increase in other assets                                                     (91)             (175)
              Increase in interest payable on deposits                                      41                16
              Decrease in other liabilities                                                (21)              (71)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating expenses                                                  1,323             1,112
-------------------------------------------------------------------------------------------------------------------
Investing activities:
     Investments and mortgage-backed securities:
         Held to maturity:
              Purchases                                                                 (1,050)          (19,235)
              Proceeds from maturities and principal payments                           15,352            14,722
         Available for sale:
              Purchases                                                                 (8,000)           (5,815)
              Proceeds from sales                                                        4,679             1,270
              Proceeds from maturities and principal payments                            2,542             2,190
Purchases of premises and equipment                                                       (259)             (376)
Net increase (decrease) in loans                                                       (25,922)           (3,530)
Proceeds from sale of other real estate owned                                              187                55
-------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                  (12,471)          (10,719)
-------------------------------------------------------------------------------------------------------------------
Financing activities:
     Net increase (decrease) in borrowings                                             (10,480)            1,080
     Net increase (decrease) in deposits                                                20,781             5,801
     Proceeds from exercise of stock options and stock purchase plan                       173             1,084
     Dividends paid                                                                       (380)             (373)
-------------------------------------------------------------------------------------------------------------------
Net cash used by financing activities                                                   10,094             7,592
-------------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                                   (1,054)           (2,015)
Cash and cash equivalents at beginning of period                                        14,240            16,526
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                             $13,186           $14,511
-------------------------------------------------------------------------------------------------------------------
Cash paid:
     Interest on deposits and other borrowings                                          $3,284            $2,984
     Income taxes                                                                          462               195
     Transfers of loans to other real estate owned                                                           285

                       See notes to consolidated financial
                                  statements.

WESTBANK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 1999 AND 1998
(Unaudited)


NOTE A  -  GENERAL INFORMATION

Westbank Corporation (hereinafter sometimes referred to as "Westbank" or the "Corporation") is a registered Bank Holding Company organized to facilitate the expansion and diversification of the business of its banking subsidiaries, Park West Bank and Trust Company ("Park West") and Cargill Bank ("Cargill") into additional financial services related to banking. Substantially all operating income and net income of the Corporation are presently accounted for by Park West and Cargill.


NOTE B  -  ACQUISITION OF CARGILL BANCORP, INC.

The Corporation completed the acquisition of Cargill Bancorp, Inc. ("Cargill") on January 29, 1999. Cargill served as the holding company for Cargill Bank, which will continue to operate its three banking offices in Northeastern Connecticut and will retain its name and Connecticut charter as a separate subsidiary of the Corporation. Under the terms of the merger agreement, each share of Cargill was exchanged for 1.3655 shares of the Corporation. Westbank issued a total of 400,164 shares. The transaction was accounted for using the pooling-of-interests method and, accordingly, all historical financial data has been restated to include both entities for all periods presented. Direct costs of the merger accounted for by the pooling-of-interests method are expensed as incurred. Merger-related costs expensed in the quarter ended December 31, 1998, aggregate $536,000. These merger expenses included legal, accounting, regulatory and severance costs, as well as integration costs.

Westbank's fiscal year ends December 31 and Cargill's fiscal year ends September
30. The financial statements combine the financial information of Westbank at and for the quarters ended March 31, 1998 and 1999, and the year ended December 31, 1998, with financial information of Cargill for the quarters ended March 31, 1999 and December 31, 1997, and the year ended September 30, 1998. The Cargill loss of $224,000 for the quarter ended December 31, 1998, has been included directly in stockholders' equity in order to conform Cargill's reporting periods to the Corporation's as of December 31, 1998. For the quarter ended December 31, 1998, Cargill had net interest income of $456,000 and a net loss of $224,000. Included in operating expenses were $346,000 of merger and related costs that were primarily the cause of their loss.

The following table sets forth the unaudited results of operations of the combined entities for the periods prior to this acquisition:

           (In thousands, except per share data)
                                                      Westbank           Cargill         Combined
           ---------------------------------------------------------------------------------------
           Month ended January 31, 1999
              Net interest income                       $1,192              $138           $1,330
              Net income                                   355                21              376

           Quarter ended March 31, 1998
              Net interest income                       $3,263              $461           $3,724
              Net income                                   839                44              883

NOTE C  -  CURRENT OPERATING ENVIRONMENT

Park West operates thirteen banking offices located in Hampden County, Massachusetts, and also operates a Trust Department providing services normally associated with holding property in a fiduciary or agency capacity. A full range of retail banking services is furnished to individuals, businesses and non-profit organizations. Cargill Bank operates three offices in Windham County, Connecticut. A full range of retail banking services is furnished to individuals, businesses and non-profit organizations. The primary source of revenue for Park West and Cargill is derived from providing loans to customers who are predominantly located in Park West's and Cargill's service areas.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") imposes significant regulatory restrictions and requirements on banking institutions insured by the FDIC and their holding companies. FDICIA established capital categories into which financial institutions are placed based on capital level. Each capital category establishes different degrees of regulatory restrictions which can apply to a financial institution. As of March 31, 1999, Park West and Cargill's capital was at a level that placed the Banks in the "well capitalized" category as defined by FDICIA.

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

The accompanying unaudited condensed consolidated financial statements for the first quarter ended March 31, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

For further information, please refer to the Consolidated Financial Statements and footnotes thereto included in the Westbank Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.


NOTE E  -  COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, there are outstanding commitments and contingent liabilities, such as standby letters of credit and commitments to extend credit. As of March 31, 1999, standby letters of credit amounted to $691,000 and loan commitments were $31,932,000, and unused balances available on home equity lines of credit were $7,656,000.

Trust Assets - Property with a book value of $119,797,000 at March 31, 1999, held for customers in a fiduciary or agency capacity, is not included in the accompanying balance sheet since such items are not assets of the Bank.

NOTE F  -  STOCKHOLDERS' EQUITY

The FDIC imposes leverage capital ratio requirements for state non-member Banks. In addition, the FDIC has established risk-based capital requirements for insured institutions for Tier 1 risk-based capital of 4.00% and total risk-based capital of 8.00%.

The capital ratios of Park West and Cargill as of March 31, 1999, were as follows:

                                                      Park West Bank
                                                     and Trust Company                 Cargill Bank
                                                     -----------------                 ------------
     Leverage Capital Ratio                               7.31%                            6.92%
     Tier 1 Risk-Based Capital                           10.82%                           14.01%
     Total Risk-Based Capital                            11.80%                           15.24%

As of March 31, 1999, both Park West and Cargill met the criteria which classified them as well-capitalized financial institution.


NOTE G  -  SUBSEQUENT EVENT

As part of its strategy of regional expansion through acquisition, on April 13, 1999, the Corporation announced the signing of a Branch Purchase Agreement with the Phoenix Home Life Mutual Insurance to acquire the Connecticut banking division of New London Trust, F.S.B., New London, NH.

The Connecticut division of New London Trust operates offices in Danielson and Putnam, CT, with assets totaling $110 million. The acquisition, which is subject to regulatory approval, is expected to be completed in the fourth quarter of this year and the company will use the purchase method of accounting for this acquisition. Upon completion, the New London Trust offices in Danielson and Putnam, CT, will become offices of Cargill Bank, which will operate five banking offices.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AND 1998


CHANGES IN FINANCIAL CONDITION  -
Total consolidated assets amounted to $413,441,000 on March 31, 1999, compared to $402,660,000 on December 31, 1998. As of March 31, 1999, and March 31, 1998,
earning assets amounted to, respectively, $394,176,000 or 95% of total assets, and $346,368,000 or 95% of total assets. Earning assets increased during the first three months of 1999 as a result of increases in loans. Deposits originated throughout the Bank's branch system provided the funds to support the increase in earning assets.


CHANGES IN RESULTS OF OPERATIONS  -
For the quarter ended March 31, 1999, net income totaled $1,021,000 compared to $883,000 for the three-month period ended March 31, 1998.

Non-interest income was level during the first quarter of 1999 compared to the first quarter of 1998, while non-interest expense increased by $79,000, primarily the result of overall growth of the Corporation.

An overall increase in interest income and interest expense reflects an increase in volume and a decrease in interest rates on earning assets and interest-bearing deposits. Further analysis is provided in sections on net interest revenue and supporting schedules.


ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS  -
An increase of $47,000 has been reflected in the provision for loan losses in the quarter, with $75,000 being provided compared to $28,000 in 1998. Loans written off against the allowance for loan losses after recoveries amounted to $71,000 for the first three months of 1999 versus $9,000 for the same period of 1998.

After giving effect to the actions described above, the allowance for loan losses at March 31, 1999, totaled $2,669,000 or 0.83% of total loans, as compared to $2,665,000 or 0.90% at December 31, 1998.

Non-performing past due loans at March 31, 1999, aggregated $1,099,000 or 0.34% of total loans compared to $1,100,000 or 0.37% at December 31, 1998. The percentage of non-performing and past due loans compared to total assets on those same dates, respectively, amounted to 0.27% and 0.27%.

Other real estate owned declined during the most recent quarter by $87,000 compared to 1998 and totals $347,000. The percentage of other real estate owned to total assets as of March 31, 1999, and December 31, 1998, amounted to 0.08% and 0.12% respectively.

Management has made every effort to recognize all circumstances known at this time which could affect the collectibility of loans and has reflected these in deciding as to the provision for loan losses, the writing down of other real estate owned and impaired loans to fair value and other loans (watch list) monitored by management, the charge-off of loans and the balance in the allowance for loan losses. Management deems that the provision for the quarter, and the balance in the allowance for loan losses, are adequate based on results provided by the loan grading system and circumstances known at this time.

YEAR 2000

The Corporation has taken steps to ensure that all of its computer systems (the "systems") are ready to operate accurately on and beyond January 1, 2000. In the event that the Corporation's systems are not Year 2000 compliant as of January 1, 2000, the Corporation would face significant operational difficulties. The Corporation fully understands the need to prevent disruption of computer and technical systems, and the Corporation is committed to providing its customers with high quality services without interruption.

While the Corporation has determined that many of the Systems are Year 2000 compliant, the Corporation has prepared an action plan (the "Year 2000 project") to ensure the continued integrity of its systems. The Year 2000 Project includes five phases: (1) the awareness phase; (2) the assessment phase; (3) the renovation phase; (4) the validation phase; and (5) the implementation phase. The Corporation is currently in the implementation phase.

The Corporation relies on outside providers for the core banking software and data processing portions of the Systems. The Year 2000 Project applies to such vendors.

The Year 2000 Project also includes a contingency plan to be implemented in the event that the Year 2000 Project reveals that any of the Systems are not Year 2000 compliant. In addition, in the event that, despite the Year 2000 Project, the Corporation experiences disruption due to Year 2000 problems, the Corporation is developing a business resumption plan, which should be complete by June 30, 1999.

As of March 31, 1999, the Corporation has incurred approximately $125,000 in Year 2000-related expenses, and has estimated that capital expenditures related to the Year 2000 issue will total approximately $300,000.

The Corporation has designed the Year 2000 Project based upon guidance from the Federal Financial Institutions Examining Council. In addition, the FDIC monitors the Corporation's preparation for the Year 2000 on a periodic basis.

The information set forth above is designed to be a "Year 2000 Readiness Disclosure," as that term is defined in the Year 2000 Information Readiness and Disclosure Act. This information is forward-looking information and, as such, it is subject to risks and uncertainties that would cause actual results to differ materially from the projected results discussed in this report.


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

The balances and rates derived for the analysis of net interest income presented on the following pages reflect the consolidated assets and liabilities of the Corporation's principal earning subsidiaries, Park West Bank and Trust Company and Cargill Bank


(Dollar amounts in thousands)

Quarter ended March 31,                                                             1999                1998
-------------------------------------------------------------------------------------------------------------------
Interest and dividend income                                                      $7,343              $6,722
Interest expense                                                                   3,325               2,998
-------------------------------------------------------------------------------------------------------------------
     NET INTEREST INCOME                                                          $4,018              $3,724
===================================================================================================================


INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS

(Dollar amounts in thousands)

Quarter ended March 31,                                      1999                                  1998
-------------------------------------------------------------------------------------------------------------------
                                                      Average                           Average
                                                      Balance      Rate                 Balance            Rate
-------------------------------------------------------------------------------------------------------------------
Earning Assets                                       $386,667     7.60%                $334,869           8.03%
-------------------------------------------------------------------------------------------------------------------
Interest-bearing
     liabilities                                      324,564     4.10%                 276,285           4.34%
-------------------------------------------------------------------------------------------------------------------
Interest rate spread                                              3.50                                    3.69
-------------------------------------------------------------------------------------------------------------------
Interest-free resources used
     to fund earning assets                            62,103                            58,584
-------------------------------------------------------------------------------------------------------------------
Total Sources of Funds                               $386,667     3.44                 $334,869           3.58
===================================================================================================================
NET YIELD ON EARNING ASSETS                                       4.16%                                   4.45%
===================================================================================================================

CHANGES IN NET INTEREST INCOME

(Dollar amounts in thousands)




                                                                        QUARTER ENDED MARCH 31, 1999
                                                                                   OVER
                                                                        QUARTER ENDED MARCH 31, 1998
                                                                        ----------------------------
                                                                                 CHANGE DUE TO
                                                                  VOLUME           RATE               TOTAL
-------------------------------------------------------------------------------------------------------------
Interest Income:
     Loans                                                         $668            $(370)             $298
     Securities                                                     317               23               340
     Federal Funds                                                   (5)             (10)              (15)
-------------------------------------------------------------------------------------------------------------
Total Interest Earned                                               980             (357)              623
Interest Expense:
     Interest-bearing deposits                                      354             (192)              162
     Other borrowed funds                                           138               27               165
-------------------------------------------------------------------------------------------------------------
     Total Interest Expense                                         492             (165)              327
-------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                $488            $(192)             $296
=============================================================================================================

Net interest earned increased to $4,018,000 in the first quarter of 1999, up $296,000 as compared with the comparable period of 1998.

Average earning assets increased by $51,798,000 during the first quarter of 1999. The average earning base was $386,667,000 compared to $334,869,000 in the same period last year.


OPERATING EXPENSES

The components of total operating expenses for the periods and their percentage of gross income are as follows:

(Dollar amounts in thousands)

                                                                           QUARTER ENDED
                                                             ------------------------------------------
                                                             3-31-99                            3-31-98
                                                      Amount         Percent              Amount        Percent
-------------------------------------------------------------------------------------------------------------------
Salaries and benefits                                 $1,497         18.80%               $1,421        19.36%
Other non-interest expense                             1,110         13.94                 1,153        15.71
Occupancy - net                                          308          3.88                   262         3.58
-------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                              $2,915         36.62%               $2,836        38.65%
===================================================================================================================

CAPITAL RATIOS

                                                              03/31/99          12/31/98
----------------------------------------------------------------------------------------
The following is the Corporation's
ratio of "Tier I" leverage capital
to total assets at end of period                               7.52%             7.56%

Regulatory risk-based capital requirements take into account the different risk categories of banking organizations by assigning risk weights to assets and the credit equivalent of off-balance sheet exposures.

In addition, capital is divided into two tiers. For this Corporation, Tier 1 includes the common stockholders' equity; Tier 2, or supplementary, capital includes not only the equity but also a portion of the allowance for loan losses, net unrealized gain/(losses) on securities available for sale are not permitted to be included for regulatory capital purposes.

The following are the Corporation's risk-based capital ratios at March 31, 1999:

Tier 1 Capital (minimum required 4.00%)                       11.69%
Total Risk-Based Capital (minimum required 8.00%)             12.70%




INTEREST RATE SENSITIVITY

The following table sets forth the distribution of the repricing of the Corporation's earning assets and interest-bearing liabilities as of March 31, 1999:

(Dollar amounts in thousands)

                                      Three          Over Three        Over One
                                     Months           Months to         Year to          Over Five
                                     or Less          One Year        Five Years           Years            Total
-------------------------------------------------------------------------------------------------------------------
Earning Assets                       $57,308           $48,297          $111,112         $177,459          $394,176
Interest-Bearing
     Liabilities                     124,415            79,026           123,795            2,194           329,430
-------------------------------------------------------------------------------------------------------------------
Interest Rate
     Sensitivity Gap                $(67,107)         $(30,729)         $(12,683)        $175,265           $64,746
===================================================================================================================
Cumulative Interest
     Rate Sensitivity Gap           $(67,107)         $(97,836)        $(110,519)         $64,746

Interest Rate
     Sensitivity Gap Ratio           (17.02)%         (7.80)%           (3.22)%            44.46%

Cumulative Interest
     Rate Sensitivity Gap Ratio      (17.02)%        (24.82)%          (28.04)%            16.43%

LIQUIDITY

The Corporation's liquidity represents the ability to meet loan commitments, deposit withdrawals and any other cash needs as they arise. Funds to meet liquidity needs are available by converting liquid assets or by generating new deposits or through other funding sources. Factors affecting a bank's liquidity needs include changes in interest rates, demand for loan products and general economic conditions. The Corporation has alternative sources of liquidity, including federal funds lines of credit, lines of credit available through the Federal Home Loan Bank of Boston and repurchase agreements. Management believes that the Corporation's level of liquidity is adequate to meet current and future funding needs.


PROVISION AND ALLOWANCE FOR LOAN LOSSES
(Dollar amounts in thousands)
Quarter ended March 31,                                                                      1999              1998
---------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                                             $2,665            $3,057
Provision charged to expense                                                                   75                29
---------------------------------------------------------------------------------------------------------------------------
                                                                                            2,740             3,086
---------------------------------------------------------------------------------------------------------------------------
Less charge-offs:
     Loans secured by real estate                                                               0                40
     Commercial and industrial loans                                                           87                 7
     Consumer loans                                                                            18                13
---------------------------------------------------------------------------------------------------------------------------
                                                                                              105                60
---------------------------------------------------------------------------------------------------------------------------
Add-recoveries:
     Loans secured by real estate                                                              16                30
     Commercial and industrial loans                                                           15                15
     Consumer loans                                                                             3                 6
---------------------------------------------------------------------------------------------------------------------------
                                                                                               34                51
---------------------------------------------------------------------------------------------------------------------------
Net charge-offs                                                                                71                 9
---------------------------------------------------------------------------------------------------------------------------
BALANCE AT END OF PERIOD                                                                   $2,669            $3,077
===========================================================================================================================
Net charge-offs to:
     Average loans                                                                            .02%             .00%
     Loans at end of period                                                                   .02%             .00%
     Allowance for loan losses                                                               2.69%             .29%
Allowance for loan losses as a percentage of:
         Average loans                                                                        .87%            1.13%
         Loans at end of period                                                               .83%            1.04%

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

NON-ACCRUAL, PAST DUE AND NON-PERFORMING LOANS

(Dollar amounts in thousands)



                                           03-31-99         12-31-98           09-30-98          06-30-98         03-31-98
---------------------------------------------------------------------------------------------------------------------------
Non-accrual loans                             $952              $869              $817             $828            $1,443
---------------------------------------------------------------------------------------------------------------------------
Loans contractually past
     due 90 days or more
     still accruing                            147               231               218              175               223
---------------------------------------------------------------------------------------------------------------------------
Total non-accrual, past due
     and restructured loans                 $1,099            $1,100            $1,035           $1,003            $1,666
===========================================================================================================================
Non-accrual, past due and
     restructured loans as a
     percentage of total loans               0.34%             0.37%             0.36%            0.35%             0.61%
===========================================================================================================================
Allowance for loan losses as a
     percentage of non-accrual, past
     due and restructured loans            264.52%           242.27%           265.80%          273.38%           184.69%

OTHER REAL ESTATE

Other real estate owned - net                 $347              $466              $304             $571              $642
---------------------------------------------------------------------------------------------------------------------------
Total non-performing assets                 $1,446            $1,566            $1,339           $1,574            $2,308
===========================================================================================================================
Non-performing assets as a
     percentage of total assets              0.35%             0.39%             0.33%            0.40%             0.63%
===========================================================================================================================

QUARTER-TO-DATE AVERAGE BALANCES
INTEREST EARNED - INTEREST EXPENSE



(Dollar amounts in thousands)

Three months ended March 31,                      1999                                         1998
--------------------------------------------------------------------------------------------------------------------
                                     Balance    Interest         Rate            Balance     Interest       Rate
--------------------------------------------------------------------------------------------------------------------
Federal funds sold and
     temporary investments            $3,898        $38         3.90%             $4,317        $53         4.91%
Securities                            77,266      1,276         6.60              58,127        936         6.44
Loans                                305,503      6,029         7.89             272,425      5,733         8.41
--------------------------------------------------------------------------------------------------------------------
Total earning assets                 386,667     $7,343         7.60%            334,869     $6,722         8.03%
--------------------------------------------------------------------------------------------------------------------
Loan loss allowance                   (2,681)                                     (3,143)
All other assets                      22,615                                      21,270
--------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                        $406,601                                    $352,996
====================================================================================================================
LIABILITIES AND EQUITY

Interest bearing deposits           $299,707     $3,080         4.11%           $266,008     $2,918         4.39%
Borrowed funds                        24,857        245         3.94              10,277         80         3.11
--------------------------------------------------------------------------------------------------------------------
Total interest bearing
     liabilities                     324,564      3,325         4.10             276,285      2,998         4.34
--------------------------------------------------------------------------------------------------------------------
Interest rate spread                                            3.50%                                       3.69%
Demand deposits                       49,222                                      47,107
Other liabilities                      1,939                                       1,628
Shareholders' equity                  30,876                                      27,976
--------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES
     AND EQUITY                     $406,601                                    $352,996
====================================================================================================================
NET INTEREST INCOME                              $4,018                                      $3,724
Interest Earned/Earning Assets                                  7.60%                                       8.03%
Interest Expense/Earning Assets                                 3.44                                        3.58
--------------------------------------------------------------------------------------------------------------------
NET YIELD ON EARNING ASSETS                                     4.16%                                       4.45%
====================================================================================================================

                           PART II - OTHER INFORMATION


ITEM 1.   Legal Proceedings  -  NONE

ITEM 2.   Changes in Rights of Securities Holders  -  NONE

ITEM 3.   Defaults by Company on its Senior Securities  -  NONE

ITEM 4.   Results of Votes on Matters Submitted to a Vote of Security Holders
          -  NONE

ITEM 5.   Other Events

     a.  Information Concerning Forward-Looking Statements

         Westbank has made and may make in the future forward-looking statements concerning future performance, including but not limited to future earnings and events or conditions that may affect such future performance. These forward-looking statements are based upon management's expectations and belief concerning possible future developments and the potential effect of such future developments on Westbank. There is no assurance that such future developments will be in accordance with management's expectations and belief or that the effect of any future developments on Westbank will be those anticipated by Westbank management.

         All assumptions that form the basis of any forward-looking statements regarding future performance, as well as events or conditions which may affect such future performance, are based on factors that are beyond Westbank's ability to control or predict with precision, including future market conditions and the behavior of other market participants. Among the factors that could cause actual results to differ materially from such forward-looking statements are the following:

         1. The status of the economy in general, as well as in Westbank's prime market areas of Western Massachusetts and Northeastern Connecticut;

         2. The real estate market in Western Massachusetts and Northeastern Connecticut;

         3. Competition in Westbank's prime market area from other banks, especially in light of continued consolidation in the New England banking industry;

         4.   Any changes in federal and state bank regulatory requirements;

         5.   Changes in interest rates; and

         6. The cost and other effects of unanticipated legal and administrative cases and proceedings, settlements and investigations.

         While Westbank periodically reassesses material trends and uncertainties affecting the Corporation's performance in connection with its preparation of management's discussion and analysis of results of operations and financial condition contained in its quarterly and annual reports, Westbank does not intend to review or revise any particular forward-looking statement.

     b.  Registration on Form S-3

         None

     c.  Registration of Form S-8

         None

ITEM 6.   Exhibits and Reports on Form 8

      a.  Exhibits

                                  EXHIBIT INDEX


                                                                      Page No.
                                                                      --------
3.       Articles of Organization, as amended                            **

         (a)   Articles of Organization, as amended                      *

         (b)   By-Laws, as amended                                       *

10.      Material Contracts

          (a) Stock Purchase Agreement dated April 12, 1999, among SunLife Assurance Company of Canada (U.S.), New London Trust, F.S.B., and PM Holdings, Inc., PM Trust Holding Company, Lake Sunapee Bank, F.S.B., Mascoma Savings Bank and Cargill Bank.

          (b) Purchase and Assumption Agreement dated April 12, 1999, among PM Holdings, Inc., PM Trust Holding Company, Cargill Bank, Lake Sunapee Bank F.S.B., and Mascoma Savings Bank.

          (c) Asset and Liability Allocation Agreement dated April 12, 1999, among Lake Sunapee Bank, F.S.B., Mascoma Savings Bank and Cargill Bank.

27.      Financial Data Schedule                                To be included


* Incorporated by reference to identically numbered exhibits contained in Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

** Incorporated by reference to identically numbered exhibits contained in Registrant's Annual Report on Form 10-K for the year ended December 31, 1987.

      b. Reports on Form 8-K - On February 3, 1999, the registrant filed a current report on Form 8-K regarding the acquisition of Cargill Bancorp, Inc. Subsequent to March 31, 1999, the registrant filed the following reports on Form 8-K:

               On April 22, 1999, the registrant filed a report on Form 8-K regarding the agreement to purchase the Connecticut branches of the New London Trust, F.S.B.

               On April 23, 1999, the registrant filed a report on Form 8-K that reported the Corporation's first quarter earnings for 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.







                                  WESTBANK CORPORATION





Date: May 13,1999            /S/  DONALD R. CHASE
                                  ---------------------------------------------
                                  Donald R. Chase
                                  President and Chief Executive Officer





Date: May 13,1999            /S/  JOHN M. LILLY
                                  ---------------------------------------------
                                  John M. Lilly
                                  Treasurer and Chief Financial Officer