Form 10-Q
period 1999-06-30
WESTBANK CORP
filed 1999-08-11
CIK 742070

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

                  For the quarterly period ended June 30, 1999



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

                                 YES /X/ NO / /


Common stock, par value $2 per share: 4,263,838 shares outstanding as of July 31, 1999

                      WESTBANK CORPORATION AND SUBSIDIARIES

                                      INDEX



                         PART I - FINANCIAL INFORMATION


                                                                                           Page
                                                                                           ----
Financial Statements
      Condensed Consolidated Balance Sheets                                                 3
      Condensed Consolidated Statements of Income                                           4
      Condensed Consolidated Statements of Comprehensive Income                             5
      Condensed Consolidated Statements of Stockholders' Equity                             6
      Condensed Consolidated Statements of Cash Flows                                       7
      Notes to Condensed Consolidated Financial Statements                                  8-10
      Management's Discussion and Analysis of
           Financial Condition and Results of Operations                                   11-19



                           PART II - OTHER INFORMATION


ITEM 1.       Legal Proceedings                                                            20
ITEM 2.       Changes in Rights of Securities Holders                                      20
ITEM 3.       Defaults by Company on its Senior Securities                                 20
ITEM 4.       Results of Votes on Matters Submitted
                    to a Vote of Security Holders                                          20
ITEM 5.       Other Events                                                                 20
ITEM 6.       Exhibits and Reports on Form 8-K                                             21
Signatures                                                                                 22

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                    (Unaudited)
(Dollar amounts in thousands)                                                      June 30, 1999                  December 31, 1998
----------------------------                                                       -------------                  -----------------
ASSETS
Cash and due from banks:
  Non-interest bearing                                                              $  12,310                          $  11,291
  Interest bearing                                                                      1,506                              1,880
Federal funds sold                                                                        866                              1,069
                                                                                     --------                           --------
Total cash and cash equivalents                                                        14,682                             14,240
                                                                                     --------                           --------
Investment securities available for sale                                               57,635                             53,712
Investment securities held to maturity
      (fair value of $12,370 in 1999 and $30,817 in 1998)                              12,560                             30,616
                                                                                     --------                           --------
Total securities                                                                       70,195                             84,328
                                                                                     --------                           --------
Loans                                                                  338,701                        293,432
Mortgage loans held-for-sale                                             2,184                          2,346
Allowance for loan losses                                               (2,721)                        (2,665)
                                                                         -----                          -----
      Net loans                                                                       338,164                            293,113
Bank premises and equipment                                                             6,910                              6,851
Accrued interest receivable                                                             2,601                              2,457
Other assets                                                                            1,871                              1,634
                                                                                     --------                           --------
TOTAL ASSETS                                                                         $434,423                           $402,623
                                                                                     ========                           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
      Non-interest bearing                                                          $  51,223                          $  51,395
      Interest bearing                                                                318,861                            290,872
                                                                                     --------                           --------
      Total Deposits                                                                  370,084                            342,267
Borrowed funds                                                                         25,057                             20,807
Federal Home Loan borrowing                                                             7,000                              7,000
Accrued interest payable                                                                  470                                429
Other liabilities                                                                         846                              1,630
                                                                                     --------                           --------
      Total Liabilities                                                               403,457                            372,133
                                                                                     --------                           --------
Stockholders' Equity:
      Common stock       -  $2 par value
           Authorized    -  9,000,000 shares
           Issued        -  4,229,931 shares in 1999 and
                                  4,198,838 shares in 1998                              8,460                              8,397
      Additional paid in capital                                                       11,337                             11,076
      Retained earnings                                                                12,094                             10,803
      Accumulated other comprehensive income (loss)                                      (925)                               214
                                                                                     --------                           --------
           Total Stockholders' Equity                                                  30,966                             30,490
                                                                                     --------                           --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $434,423                           $402,623
                                                                                     ========                           ========


     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME


(Unaudited)
(Dollar amounts in thousands)
                                             QUARTER ENDED         SIX MONTHS ENDED
                                        06-30-99     06-30-98     06-30-99     06-30-98
                                       ----------   ----------   ----------   ----------
Income:
      Interest and fees on loans       $    6,504   $    5,904   $   12,533   $   11,637
      Interest on federal funds sold           35          130           73          183
      Interest on securities                1,114        1,122        2,390        2,058
                                       ----------   ----------   ----------   ----------
                                            7,653        7,156       14,996       13,878
Interest expense                            3,481        3,383        6,806        6,381
                                       ----------   ----------   ----------   ----------
Net interest income                         4,172        3,773        8,190        7,497
Provision for loan losses                       2           12           77           40
                                       ----------   ----------   ----------   ----------
Net interest income after provision         4,170        3,761        8,113        7,457
                                       ----------   ----------   ----------   ----------
Investment security gains                       0          142           92          139
Other non-interest income                     492          499        1,018        1,118
                                       ----------   ----------   ----------   ----------
Total non-interest income                     492          641        1,110        1,257
                                       ----------   ----------   ----------   ----------
Operating expense:
      Salaries and benefits                 1,470        1,417        2,967        2,838
      Other operating expenses              1,163        1,204        2,273        2,357
      Occupancy - net                         306          236          614          498
                                       ----------   ----------   ----------   ----------
Total operating expenses                    2,939        2,857        5,854        5,693
                                       ----------   ----------   ----------   ----------
Income before income taxes                  1,723        1,545        3,369        3,021
Income taxes                                  652          589        1,277        1,182
                                       ----------   ----------   ----------   ----------
Net Income                             $    1,071   $      956   $    2,092   $    1,839
                                       ==========   ==========   ==========   ==========


Earnings per share
           - Basic                     $     0.25   $     0.23   $     0.50   $     0.45
           - Diluted                   $     0.25   $     0.22   $     0.48   $     0.43
Weighted average shares outstanding
           - Basic                      4,225,943    4,139,880    4,218,407    4,108,567
           - Dilutive option shares        94,132      169,808      118,172      163,590
           - Diluted                    4,320,075    4,309,688    4,336,579    4,272,157


     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


(Unaudited)
(Dollar amounts in thousands)

                                                                                   QUARTER ENDED       SIX MONTHS ENDED
                                                                                06-30-99   06-30-98   06-30-99   06-30-98
                                                                                --------   --------   --------   --------
Net Income                                                                       $ 1,071    $   956    $ 2,092    $ 1,839
                                                                                 -------    -------    -------    -------
Other comprehensive income:
      Unrealized gain/(loss) on securities available for sale, net of income taxes (benefits) of $(481) and $(145) for the quarter and $(733) and
      $(134) for the six-month periods ended June 30, 1999
      and 1998, respectively                                                        (785)      (236)    (1,196)      (221)

      Reclassification adjustment for gains included in net income, net of income taxes of $35 for the six-month period ended June 30, 1999 and $54 and $53 for the three- and six-month
      periods ended June 30, 1998                                                                88         57         86
                                                                                 -------    -------    -------    -------

Other comprehensive income (loss)                                                   (785)      (148)    (1,139)      (135)
                                                                                 -------    -------    -------    -------

Comprehensive Income                                                             $   286    $   808    $   953    $ 1,704
                                                                                 =======    =======    =======    =======


     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 1998 AND SIX MONTHS ENDED JUNE 30, 1999


(1999 unaudited)
(Dollar amounts in thousands)
                                                                                           ACCUMULATED
                                                                                               OTHER
                                            COMMON STOCK          ADDITIONAL               COMPREHENSIVE
                                        NUMBER          PAR        PAID IN      RETAINED      INCOME/
                                       OF SHARES       VALUE       CAPITAL      EARNINGS       (LOSS)          TOTAL
                                       ---------    ----------    ----------   ----------  -------------   ----------
BALANCE - DECEMBER 31, 1997            3,932,535    $    7,865    $    9,711   $    9,282    $       60    $   26,918

Net income                                                                          3,377                       3,377
Cash dividend declared
  ($.30 per share)                                                                 (1,503)                     (1,503)
Stock dividend
  (1% on Cargill Bancorp shares)          17,389            35            93         (129)                         (1)

Shares issued:
  Stock Option Plan                      199,799           399           742                                    1,141
  Dividend Reinvestment
      and Stock Purchase Plan             49,115            98           530                                      628
Cargill interim loss for the
  quarter ended December 31, 1998                                                    (224)                       (224)

  Changes in unrealized gain on
      securities available for sale                                                                 154           154
                                       ---------    ----------    ----------   ----------    ----------    ----------
BALANCE - DECEMBER 31, 1998            4,198,838         8,397        11,076       10,803           214        30,490

Net income                                                                          2,092                       2,092
Cash dividend declared
  ($.20 per share)                                                                   (801)                       (801)

Shares issued:
  Stock Option Plan                        5,301            11            23                                       34
  Dividend Reinvestment
      and Stock Purchase Plan             25,792            52           238                                      290
  Changes in unrealized gain on
      securities available for sale                                                              (1,139)       (1,139)
                                       ---------    ----------    ----------   ----------    ----------    ----------

BALANCE - JUNE 30, 1999                4,229,931    $    8,460    $   11,337   $   12,094    $     (925)   $   30,966
                                       =========    ==========    ==========   ==========    ==========    ==========


     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
SIX MONTHS ENDED JUNE 30, 1999 AND 1998

(Unaudited)
(Dollar amounts in thousands)
                                                                            1999        1998
                                                                          --------    --------
Operating activities:
      Net income                                                          $  2,092    $  1,839
           Adjustments to reconcile net income to
           net cash provided by operating activities:
                Provision for loan losses                                       77          40
                Depreciation and amortization                                  471         499
                Provision for other real estate owned                                       27
           Changes in assets and liabilities:
                (Increase)/Decrease in accrued interest receivable            (144)       (257)
                Realized gain on sale of securities                            (92)       (139)
                Realized (gain)/loss on sale of other real estate owned         19          10
                Increase/(Decrease) in interest payable on deposits             41         115
                (Increase)/Decrease in other assets                           (618)       (505)
                Increase/(Decrease) in other liabilities                      (784)        (95)
                                                                          --------    --------
                Net cash provided by operating activities                    1,062       1,534
                                                                          --------    --------
Investing activities:
      Investments and mortgage-backed securities:
           Held to maturity:
                Purchases                                                   (1,050)    (20,103)
                Proceeds from maturities and principal payments             19,106      20,741
           Available for sale:
                Purchases                                                  (20,686)    (22,531)
                Proceeds from sales                                          4,679       8,607
                Proceeds from maturities                                    10,307       4,405
      Purchases of premises and equipment                                     (530)       (989)
      Net (increase)/decrease in loans                                     (44,417)    (19,339)
      Proceeds from sale of other real estate owned                            381          62
                                                                          --------    --------
           Net cash used in investing activities                           (32,210)    (29,147)
                                                                          --------    --------

Financing activities:
      New increase/(decrease) in other borrowed funds                        4,250       6,913
      Net increase/(decrease) in deposits                                   27,817      32,957
      Proceeds from exercise of stock options and stock purchase plan          324       1,367
      Dividends paid                                                          (801)       (749)
                                                                          --------    --------
           Net cash used in financing activities                            31,590      40,488
                                                                          --------    --------
Increase/(Decrease) in cash and cash equivalents                               442      12,875
Cash and cash equivalents at beginning of period                            14,240      16,526
                                                                          --------    --------
Cash and cash equivalents at end of period                                $ 14,682    $ 29,401
                                                                          ========    ========
Cash paid during the period:
      Interest on deposits and other borrowings                           $  6,765    $  6,266
      Income taxes                                                           1,191       1,172
Transfers of loans to other real estate owned                                              374
Sales of other real estate owned financed by the bank                                      135


     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER AND SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998


(Unaudited)


NOTE A  -  GENERAL INFORMATION

Westbank Corporation (hereinafter sometimes referred to as "Westbank" or the "Corporation") is a registered Bank Holding Company organized to facilitate the expansion and diversification of the business of Park West Bank and Trust Company and Cargill Bank (hereinafter sometimes referred to as "Park West" and "Cargill") into additional financial services related to banking. Substantially all operating income and net income of the Corporation are presently accounted for by Park West and Cargill.


NOTE B  -  ACQUISITION OF CARGILL BANCORP, INC.

The Corporation completed the acquisition of Cargill Bancorp, Inc. ("Cargill") on January 29, 1999. Cargill served as the holding company for Cargill Bank, which will continue to operate its three banking offices in Northeastern Connecticut and will retain its name and Connecticut charter as a separate subsidiary of the Corporation. Under the terms of the merger agreement, each share of Cargill was exchanged for 1.3655 shares of the Corporation. Westbank issued a total of 400,164 shares. The transaction was accounted for using the pooling-of-interests method and, accordingly, all historical financial data has been restated to include both entities for all periods presented. Direct costs of the merger accounted for by the pooling-of-interests method are expensed as incurred. Merger-related costs expensed for the year ended December 31, 1998, aggregate $595,000. These merger expenses included legal, accounting, regulatory and severance costs, as well as integration costs.

Westbank's fiscal year ends December 31 and Cargill's fiscal year ends September
30. The financial statements combine the financial information of Westbank at and for the quarters ended June 30, 1998 and 1999, and the year ended December 31, 1998, with financial information of Cargill for the quarters ended June 30, 1999 and March 31, 1998, and the year ended September 30, 1998. The Cargill loss of $224,000 for the quarter ended December 31, 1998, has been included directly in stockholders' equity in order to conform Cargill's reporting periods to the Corporation's as of December 31, 1998. For the quarter ended December 31, 1998, Cargill had net interest income of $456,000 and a net loss of $224,000. Included in operating expenses were $346,000 of merger and related costs that were primarily the cause of their loss.

The following table sets forth the unaudited results of operations of the combined entities for the periods prior to this acquisition:

      (In thousands, except per-share data)
                                                                         Westbank          Cargill          Combined
                                                                         --------          -------          --------
      Month ended January 31, 1999
           Net interest income                                            $1,192             $138            $1,330
           Net income                                                        355               21               376

      Quarter ended June 30, 1998
           Net interest income                                            $3,282             $491            $3,773
           Net income                                                        885               71               956

      Six months ended June 30, 1998
           Net interest income                                            $6,545             $952            $7,497
           Net income                                                      1,724              115             1,839

WESTBANK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER AND SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998


(Unaudited)


NOTE C  -  CURRENT OPERATING ENVIRONMENT

Park West operates thirteen banking offices located in Hampden County, Massachusetts, and also operated a Trust Department providing services normally associated with holding property in a fiduciary or agency capacity. A full range of retail banking services is furnished to individuals, businesses and non-profit organizations. Cargill Bank operates three offices in Windham County, Connecticut. A full range of retail banking services is furnished to individuals, businesses and non-profit organizations. The primary source of revenue for Park West and Cargill is derived from providing loans to customers who are predominantly located in Park West's and Cargill's service areas.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") imposes significant regulatory restrictions and requirements on banking institutions insured by the FDIC and their holding companies. FDICIA established capital categories into which financial institutions are placed based on capital level. Each capital category establishes different degrees of regulatory restrictions that can apply to a financial institution. As of June 30, 1999, Park West and Cargill's capital was at a level that placed the Banks in the "well capitalized" category as defined by FDICIA.

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

The accompanying unaudited condensed consolidated financial statements for the quarter and six months ended June 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting or normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

For further information, please refer to the Consolidated Financial Statements and footnotes thereto included in the Westbank Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.


NOTE E  -  COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, there are outstanding commitments and contingent liabilities, such as standby letters of credit and commitments to extend credit. As of June 30, 1999, standby letters of credit amounted to $715,000 and loan commitments were $36,060,000 and unused balances available on home equity lines of credit were $7,434,000.

Trust Assets - Property with a book value of $114,374,000 at June 30, 1999 held for customers in a fiduciary or agency capacity is not included in the accompanying balance sheet since such items are not assets of the Bank.

WESTBANK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER AND SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998


(Unaudited)


NOTE F  -  STOCKHOLDERS' EQUITY

The FDIC imposes leverage capital ratio requirements for state non-member banks. In addition, the FDIC has established risk-based capital requirements for insured institutions for Tier 1 risk-based capital of 4.00% and total risk-based capital of 8.0%.

The capital ratios of Park West and Cargill as of June 30, 1999 were as follows:


                                                                          Park West Bank
                                                                       and Trust Company      Cargill Bank
                                                                       -----------------      ------------

      Leverage Capital Ratio                                                   7.11%              6.89%
      Tier 1 Risk-Based Capital                                               10.59%             12.74%
      Total Risk-Based Capital                                                11.53%             13.84%


As of June 30, 1999, both Park West and Cargill met the criteria which classified them as well capitalized financial institutions.


NOTE G  -  BRANCH PURCHASE AGREEMENT

As part of its strategy of regional expansion through acquisition, on April 13, 1999 the Corporation announced the signing of a Branch Purchase Agreement with Phoenix Home Life Mutual Insurance to acquire the Connecticut banking division of New London Trust, F.S.B., New London, New Hampshire.

The Connecticut division of New London Trust operates offices in Danielson and Putnam, Connecticut, with assets totaling $110 million. The acquisition, which is subject to regulatory approval, is expected to be completed in the fourth quarter of this year and the Corporation will use the purchase method of accounting for this acquisition. Upon completion, the New London Trust offices in Danielson and Putnam, Connecticut, will become offices of Cargill Bank, which will operate a total of five banking offices.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Changes in Financial Condition
Total consolidated assets amounted to $434,423,000 on June 30, 1999, compared to $402,623,000 on December 31, 1998. As of June 30, 1999 and June 30, 1998,
earning assets amounted to, respectively, $413,452,000 or 95% of total assets and $383,071,000 or 95% of total assets. Earning assets increased during the first six months of 1999 as a result of an increase in loans. Deposits originated throughout the Corporation's branch system and short-term borrowings with the Federal Home Loan Bank, provided the funds to support the increase in earning assets.


Changes in Results of Operations
For the quarter ended June 30, 1999, net income totaled $1,071,000, compared to $956,000 for the quarter ended June 30, 1998. For the six months ended June 30, 1999, net income was $2,092,000, compared to $1,839,000 for the same period during 1998. Included in the results for the six months ended June 30, 1999 is a gain on the sale of securities available for sale totaling $92,000.

An overall increase in interest income and interest expense reflects an increase in volume and decrease in interest rates on earning assets and an increase in volume and decrease on rates on interest-bearing deposits. Further analysis is provided in sections on net interest revenue and supporting schedules.


Allowance for Loan Losses and Non-Performing Assets
The Corporation's provision for loan losses in the current quarter was $2,000, compared to $12,000 for the same period in 1998. Loans written off against the allowance for loan losses after recoveries amounted to $21,000 for the six months ended June 30, 1999.

After giving effect to the actions described above, the allowance for loan losses at June 30, 1999, totaled $2,721,000 or 0.80% of total loans, as compared to $2,665,000 or 0.90% at December 31, 1998.

Non-performing past due loans at June 30, 1999, aggregated $840,000 or 0.25% of total loans, compared to $1,099,000 or 0.37% at December 31, 1998. The percentage of non-performing and past due loans compared to total assets on those same dates, respectively, amounted to 0.19% and 0.27%.

Other real estate owned at June 30, 1999, totaled $85,000 and stands at 0.02% of total assets at the end of the current quarter.

Management has made every effort to recognize all circumstances known at this time that could affect the collectibility of loans and has reflected these in the provision for loan losses, the write-down of other real estate owned and impaired loans to fair value and other loans (watch list) monitored by management, the charge-off of loans and the balance in the allowance for loan losses. Management deems that the provision for the quarter and the balance in the allowance for loan losses are adequate, based on results provided by the loan grading system and circumstances known at this time.

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

The Corporation relies on outside providers for the core banking software and data processing portions of the Systems. The Year 2000 Project applies to such vendors with whom the Corporation has had continuous contact and updates as to their Year 2000 readiness.

The Year 2000 Project also includes a contingency plan to be implemented in the event the Year 2000 Project reveals that any of the systems are not Year 2000 compliant. In addition, in the event that, despite the Year 2000 Project, the Corporation experiences disruption due to Year 2000 problems, the Corporation has developed a business resumption plan that would be implemented in this event.

As of June 30, 1999, the Corporation has incurred approximately $218,000 in Year 2000-related expenses and has estimated that capital expenditures related to the Year 2000 issue will total approximately $510,000.

As of June 30, 1999, the Corporation has completed testing of all critical systems and believes that these systems are ready to operate without disruption of service on January 1, 2000 and thereafter.

The Corporation has designed the Year 2000 Project based on guidance from the Federal Financial Institutions Examining Council. In addition, the FDIC monitors the Corporation's preparation for the Year 2000 on a periodic basis.

The information set forth above is designed to be a "Year 2000 Readiness Disclosure" as that term is defined in the Year 2000 Information Readiness and Disclosure Act. This information is forward-looking information and, as such, it is subject to risks and uncertainties that would cause actual results to differ materially from the projected results discussed in this report.

WESTBANK CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)



NET INTEREST INCOME

The Corporation's earning assets include a diverse portfolio of earning instruments, ranging from the Corporation's core business of loan extensions to interest-bearing securities issued by federal, state and municipal authorities. These earning assets are financed through a combination of interest-bearing and interest-free sources.

Net interest income, the most significant component of earnings, is the amount by which the interest generated by assets exceeds the interest expense on liabilities.

The Corporation analyzes its performance by utilizing the concepts of interest rate spread and net yield on earning assets. The interest rate spread represents the difference between the yield on earning assets and interest paid on interest-bearing liabilities. The net yield on earning assets is the difference between the rate of interest on earning assets and the effective rate paid on all funds - interest-bearing liabilities as well as interest-free sources (primarily demand deposits and shareholders' equity).

The balances and rates derived for the analysis of net interest income presented on the following pages reflect the consolidated assets and liabilities of the Corporation's principal earning subsidiaries, Park West Bank and Trust Company and Cargill Bank.

 (Dollar amounts in thousands)
                                                                    QUARTER ENDED                   SIX MONTHS ENDED
                                                               06-30-99       06-30-98            06-30-99      06-30-98
                                                               --------       --------            --------      --------
      Interest and dividend income                               $7,653        $7,156              $14,996      $13,878
      Interest expense                                            3,481         3,383                6,806        6,381
                                                               --------       --------            --------      --------
      Net interest income                                        $4,172        $3,773               $8,190       $7,497
                                                               ========       ========            ========      ========


INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS

(Dollar amounts in thousands)

                                             QUARTER ENDED JUNE 30,                      SIX MONTHS ENDED JUNE 30,
                                          1999                   1998                   1999                  1998
                                    ---------------       ---------------         ---------------      ---------------
                                    Average               Average                 Average              Average
                                    Balance    Rate       Balance    Rate         Balance    Rate      Balance    Rate
                                    --------   ----       --------   ----         --------   ----      --------   ----
Earning Assets                      $403,316   7.59%      $361,667   7.91%        $394,995   7.59%     $348,268   7.97%
                                    --------   ----       --------   ----         --------   ----      --------   ----
Interest-bearing
      liabilities                    338,717   4.11        303,717   4.46          331,640   4.10       290,001   4.40
                                    --------   ----       --------   ----         --------   ----      --------   ----
Interest rate spread                           3.48                  3.45                    3.49                 3.57
                                    --------   ----       --------   ----         --------   ----      --------   ----
Interest-free resources
      used to fund
      earning assets                  64,599                57,950                  63,355               58,267
                                    --------   ----       --------   ----         --------   ----      --------   ----
Total Sources of Funds              $403,316              $361,667                $394,995             $348,268
                                    ========   ====       ========   ====         ========   ====      ========   ====
Net Yield on Earning Assets                    4.14%                 4.17%                   4.15%                4.31%
                                    ========   ====       ========   ====         ========   ====      ========   ====

WESTBANK CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)


CHANGES IN NET INTEREST INCOME

(Dollar amounts in thousands)

                                     QUARTER ENDED 06-30-99          SIX MONTHS ENDED 06-30-99
                                             OVER                               OVER
                                     QUARTER ENDED 06-30-98          SIX MONTHS ENDED 06-30-98
                                  -----------------------------    -----------------------------
                                         CHANGE DUE TO                    CHANGE DUE TO
                                  VOLUME      RATE       TOTAL     VOLUME      RATE       TOTAL
                                  -------    -------    -------    -------    -------    -------
Interest Income:
      Loans                       $ 1,000    $  (400)   $   600    $ 1,668    $  (772)   $   896
      Securities                      (52)        44         (8)       265         67        332
      Federal funds                   (70)       (25)       (95)       (75)       (35)      (110)
                                  -------    -------    -------    -------    -------    -------
Total Interest Earned                 878       (381)       497      1,858       (740)     1,118
                                  -------    -------    -------    -------    -------    -------
Interest Expense:
      Interest-bearing deposits       287       (265)        22        641       (457)       184
      Other borrowed funds             80         (4)        76        218         23        241
                                  -------    -------    -------    -------    -------    -------
Total Interest Expense                367       (269)        98        859       (434)       425
                                  -------    -------    -------    -------    -------    -------
Net Interest Income               $   511    $  (112)   $   399    $   999    $  (306)   $   693
                                  =======    =======    =======    =======    =======    =======

Net interest earned increased by $399,000 during the second quarter of 1999 compared to the second quarter of 1998. For the six-month period ended June 30, 1999, net interest income increased by $693,000 versus the same period of 1998.

Average earning assets increased by $46,724,000 during the first six months of 1999. The average earning base was $394,992,000 compared to $348,268,000 in the same period last year.


OPERATING EXPENSES

The components of total operating expenses for the periods and their percentage of gross income are as follows:

 (Dollars amounts in thousands)
                                        QUARTER ENDED                     SIX MONTHS ENDED
                                 06-30-99          06-30-98          06-30-99         06-30-98
                             ---------------   ---------------   ---------------   ---------------
                             Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent
                             ------  -------   ------  -------   ------  -------   ------  -------

Salaries and benefits        $1,470   18.05%   $1,417   18.17%   $2,967   18.42%   $2,838   18.75%
Other non-interest expense    1,163   14.28     1,204   15.44     2,273   14.11     2,357   15.57
Occupancy - net                 306    3.75       236    3.03       614    3.82       498    3.29
                             ------   -----    ------   -----    ------   -----    ------   -----
Total Operating Expenses     $2,939   36.08%   $2,857   36.64%   $5,854   36.35%   $5,693   37.61%
                             ======   =====    ======   =====    ======   =====    ======   =====

For the six-month period ended June 30, 1999, operating expenses increased by approximately $161,000 over the 1998 period. The increase was a result of increases in salary and benefits totaling $129,000, occupancy expense totaling $116,000 and a decrease in other non-interest expense of $84,000. The increases are primarily the result of overall growth of the Corporation.

WESTBANK CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)



CAPITAL RATIOS

                                                                     06-30-99              06-30-98
                                                                     --------              --------
Ratio of "Tier 1" leverage capital
      to total assets at end of period                                 7.34%                 6.90%

Regulatory risk-based capital requirements take into account the different risk categories of banking organizations by assigning risk weight to assets and the credit equivalent amounts of off-balance sheet exposures.

In addition, capital is divided into two tiers. For this Corporation, Tier 1 includes the common stockholders' equity. Tier 2, or supplementary capital, includes not only the equity but, also, a portion of the allowance for loan losses. Net unrealized gain/(losses) on securities available for sale are not permitted to be included for regulatory capital purposes.

The following are the Corporation's risk-based capital ratios at June 30, 1999:

           Tier 1 Capital (minimum required 4.00%)              11.44%
           Tier 2 Capital (minimum required 8.00%)              12.41%


INTEREST RATE SENSITIVITY

The following table sets forth the distribution of the repricing of the Corporation's earning assets and interest-bearing liabilities as of June 30, 1999.

(Dollar amounts in thousands)

                                      Three          Over Three         Over One
                                     Months           Months to          Year to          Over
                                     or Less          One Year          Five Years      Five Years         Total
                                     -------          --------          ----------      ----------         -----

Earning Assets                      $ 56,457          $ 45,283          $115,516         $196,196          $413,452
Interest-Bearing
      Liabilities                    115,678           111,038           123,973              229           350,918
                                    --------          --------           -------         --------           -------
Interest Rate
      Sensitivity Gap               $(59,221)         $(65,755)          $(8,457)        $195,967           $62,534
                                    ========          ========           =======         ========           =======

Cumulative Interest
      Rate
      Sensitivity Gap               $(59,221)        $(124,976)        $(133,433)         $62,534

Interest Rate
      Sensitivity
      Gap Ratio                       (14.32)%          (15.90)%          (2.05)%           47.40%            15.12%

Cumulative Interest
      Rate Sensitivity
      Gap Ratio                       (14.32)%          (30.23)%         (32.27)%           15.12%

WESTBANK CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)


LIQUIDITY

Liquidity management requires close scrutiny of the mix and maturity of deposits and borrowings and short-term investments. Cash and due from banks, federal funds sold, investment securities and mortgage-backed securities, as compared to deposits, are used by Westbank to compute its liquidity on a daily basis as adjusted for regulatory purposes. In addition, Westbank is subject to Regulation D of the Federal Reserve Bank (FRB), which requires depository institutions to maintain reserve balances on deposit with the FRB based on certain average depositor balances. Westbank is in compliance with Regulation D. Management of Westbank believes that its current liquidity is sufficient to meet current and anticipated funding needs.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

(Dollar amounts in thousands)
                                                  QUARTER ENDED                    SIX MONTHS ENDED
                                              06-30-99     06-30-98              06-30-99      06-30-98
                                              --------     --------              --------      --------
Balance at beginning of period                 $2,669       $3,077                $2,665       $3,057
Provision charged to expense                        2           12                    77           40
                                               ------       ------                ------       ------
                                                2,671        3,089                 2,742        3,097
                                               ------       ------                ------       ------
Charge-offs:
      Loans secured by real estate                             300                                340
      Commercial and industrial loans                           40                    87           47
      Consumer loans                               22           13                    40           26
                                               ------       ------                ------       ------
                                                   22          353                   127          413
                                               ------       ------                ------       ------
Recoveries:
      Loans secured by real estate                 70            2                    86           33
      Commercial and industrial loans                                                 15           15
      Consumer loans                                2            4                     5           10
                                               ------       ------                ------       ------
                                                   72            6                   106           58
                                               ------       ------                ------       ------
Net charge-offs (recoveries)                      (50)         347                    21          355
                                               ------       ------                ------       ------
Balance at end of period                       $2,721       $2,742                $2,721       $2,742
                                               ======       ======                ======       ======
Net charge-offs to:
      Average loans                              (.02)%        .12%                  .01%         .13%
      Loans at end of period                     (.01)%        .12%                  .01%         .12%
      Allowance for loan losses                 (1.84)%      12.65%                  .77%       12.98%

Allowance for loan losses as a percentage of:
           Average loans                          .82%         .97%                  .85%         .99%
           Loans at end of period                 .80%         .95%                  .80%         .95%

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

WESTBANK CORPORATION AND SUBSIDIARIES
NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS



(Dollar amounts in thousands)
                                              06-30-99      03-31-99     12-31-98     09-30-98     06-30-98
                                              --------      --------     --------     --------     --------

Non-Accrual Loans                                $595       $  952        $  869       $  817       $  828
                                                 ----       ------        ------       ------       ------
Loans contracturally past
      due 90 days or more
      and still accruing                          245          147           231          218          175
                                                 ----       ------        ------       ------       ------
Total non-accrual, past due
      and restructured loans                     $840       $1,099        $1,100       $1,035       $1,003
                                                 ----       ------        ------       ------       ------
Non-accrual, past due and
      restructured loans as a
      percentage of total loans                   .25%         .34%          .37%         .36%         .35%
                                                 ----       ------        ------       ------       ------

Allowance for loan losses as a
      percentage of non-accrual,
      past due and restructured loans          323.93%      264.52%       242.27%      265.80%      273.38%
                                                 ----       ------        ------       ------       ------

Other real estate owned - net                   $  85       $  347        $  466       $  304       $  571
                                                 ----       ------        ------       ------       ------

Total non-performing assets                      $925       $1,446        $1,566       $1,339       $1,574
                                                 ----       ------        ------       ------       ------

Non-performing assets as a
      percentage of total assets                  .21%         .35%          .39%         .33%         .40%
                                                 ----       ------        ------       ------       ------

WESTBANK CORPORATION AND SUBSIDIARIES
QUARTER-TO-DATE AVERAGE BALANCES
INTEREST EARNED - INTEREST EXPENSE

(Dollar amounts in thousands)
                                         FOR THE QUARTER ENDED                       FOR THE QUARTER ENDED
                                            JUNE 30, 1999                               JUNE 30, 1998
                                    Balance     Interest       Rate            Balance       Interest      Rate
                                    -------     --------       ----            -------       --------      ----
Federal funds sold and
      temporary investments         $  2,849      $   35       4.91%            $  8,235       $  130      6.31%
Securities                            67,374       1,114       6.61               70,619        1,122      6.35
Loans                                333,093       6,504       7.81              282,813        5,904      8.35
                                    --------      ------       ----             --------       ------      ----
Total earning assets                 403,316      $7,653       7.59%             361,667       $7,156      7.91%

Loan loss allowance                   (2,746)                                     (3,061)
All other assets                      22,916                                      21,972
                                    --------      ------       ----             --------       ------      ----
TOTAL ASSETS                        $423,486                                    $380,578
                                    ========      ======       ====             ========       ======      ====
LIABILITIES AND EQUITY

Interest-bearing deposits           $313,686      $3,230       4.12%            $286,688       $3,208      4.48%
Borrowed funds                        25,031         251       4.01               17,029          175      4.11
                                    --------      ------       ----             --------       ------      ----
Total interest-bearing liabilities   338,717      $3,481       4.11              303,717       $3,383      4.46
                                    --------      ------       ----             --------       ------      ----
Interest rate spread                                           3.48%                                       3.45%

Demand deposits                       52,032                                      46,893
Other liabilities                      1,617                                       1,192
Shareholders' equity                  31,120                                      28,776
                                    --------      ------       ----             --------       ------      ----
TOTAL LIABILITIES
      AND EQUITY                    $423,486                                    $380,578
                                    ========      ======       ====             ========       ======      ====
NET INTEREST INCOME                               $4,172                                       $3,773
                                    ========      ======       ====             ========       ======      ====
Interest Earned/Earning Assets                                 7.59%                                       7.91%

Interest Expense/Earning Assets                                3.45                                        3.74
                                    --------      ------       ----             --------       ------      ----
Net Yield on Earning Assets                                    4.14%                                       4.17%
                                    ========      ======       ====             ========       ======      ====

WESTBANK CORPORATION AND SUBSIDIARIES
YEAR-TO-DATE AVERAGE BALANCES
INTEREST EARNED - INTEREST EXPENSE

(Dollar amounts in thousands)
                                             SIX MONTHS ENDED                           SIX MONTHS ENDED
                                              JUNE 30, 1999                              JUNE 30, 1998
                                     Balance    Interest       Rate              Balance     Interest      Rate
                                     -------    --------       ----              -------     --------      ----
Federal funds sold and
      temporary investments         $  3,374     $    73       4.33%            $  6,276      $   183      5.83%
Securities                            72,321       2,390       6.61               64,373        2,058      6.39
Loans                                319,300      12,533       7.85              277,619       11,637      8.38
                                    --------     -------       ----             --------      -------      ----
Total earning assets                 394,995     $14,996       7.59%             348,268      $13,878      7.97%
                                    --------     -------       ----             --------      -------      ----
Loan loss allowance                   (2,714)                                     (3,102)
All other assets                      22,766                                      21,621
                                    --------     -------       ----             --------      -------      ----
TOTAL ASSETS                        $415,047                                    $366,787
                                    ========     =======       ====             ========      =======      ====
LIABILITIES AND EQUITY

Interest-bearing deposits           $306,696      $6,310       4.11%            $276,348       $6,126      4.43%
Borrowed funds                        24,944         496       3.98               13,653          255      3.74
                                    --------     -------       ----             --------      -------      ----
Total interest-bearing
      liabilities                    331,640      $6,806       4.10              290,001       $6,381      4.40
                                    --------     -------       ----             --------      -------      ----
Interest rate spread                                           3.49%                                       3.57%

Demand deposits                       50,627                                      47,000
Other liabilities                      1,782                                       1,410
Shareholders' equity                  30,998                                      28,376
                                    --------     -------       ----             --------      -------      ----
TOTAL LIABILITIES
      AND EQUITY                    $415,047                                    $366,787
                                    ========     =======       ====             ========      =======      ====
NET INTEREST INCOME                               $8,190                                       $7,497
                                    ========     =======       ====             ========      =======      ====
Interest Earned/Earning Assets                                 7.59%                                       7.97%

Interest Expense/Earning Assets                                3.44                                        3.66
                                    --------     -------       ----             --------      -------      ----
Net Yield on Earning Assets                                    4.15%                                       4.31%
                                    ========     =======       ====             ========      =======      ====

WESTBANK CORPORATION AND SUBSIDIARIES
PART II  -  OTHER INFORMATION


ITEM 1.  Legal Proceedings - NONE

ITEM 2.  Changes in Rights of Securities Holders  -  NONE

ITEM 3.  Defaults by Company on its Senior Securities  -  NONE

ITEM 4.  Results of Votes on Matters Submitted to a Vote of Security Holders
         - NONE

ITEM 5.  Other Events

    a.   Information Concerning Forward-Looking Statements

         Westbank has made, and may make in the future, forward-looking statements concerning future performance, including, but not limited to, future earnings and events or conditions that may affect such future performance. These forward-looking statements are based upon management's expectations and belief concerning possible future developments and the potential effect of such future developments on Westbank. There is no assurance that such future developments will be in accordance with management's expectations and belief or that the effect of any future developments on Westbank will be those anticipated by Westbank management.

         All assumptions that form the basis of any forward-looking statements regarding future performance, as well as events or conditions that may affect such future performance, are based on factors that are beyond Westbank's ability to control or predict with precision, including future market conditions and the behavior of other market participants. Among the factors that could cause actual results to differ materially from such forward-looking statements are the following:

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

         While Westbank periodically reassesses material trends and uncertainties affecting the Corporation's performance in connection with its preparation of Management's Discussion and Analysis of Results of Operations and Financial Condition contained in its quarterly and annual reports, Westbank does not intend to review or revise any particular forward-looking statements.

    b.   Registration on Form S-3

         None.

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

                (b) Purchase and Assumption Agreement dated April 12, 1999, among PM Holdings, Inc., PM Trust Holding Company, Cargill
                     Bank, Lake Sunapee Bank, F.S.B., and Mascoma Savings Bank.

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









                                        WESTBANK CORPORATION





Date:  August 11, 1999                  /s/ Donald R. Chase
                                        ----------------------------------------
                                        Donald R. Chase
                                        President and Chief Executive Officer





Date:  August 11, 1999                  /s/ John M. Lilly
                                        ----------------------------------------
                                        John M. Lilly
                                        Treasurer and Chief Financial Officer