Form 10-K/A
period 1998-12-31
WESTBANK CORP
filed 1999-08-23
CIK 742070

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

                              WESTBANK CORPORATION

              WESTBANK CORPORATION IS SUBMITTING THIS FORM 10-K/A
                    AS A RESULT OF THE ACQUISITION OF CARGILL
                       BANCORP, INC., ON JANUARY 29, 1999.
                 ALL FINANCIAL INFORMATION HAS BEEN RESTATED AS
                   REQUIRED, ACCOUNTING FOR THE ACQUISITION OF
                     CARGILL BANCORP, INC., AS A POOLING OF
                                   INTERESTS.

                               INDEX TO FORM 10-K


PART I

Item 1   Business                                                         I - 1

Item 2   Properties                                                       I - 2

Item 3   Legal Proceedings                                                I - 3

Item 4   Submission of Matters to a vote of Security Holders              I - 3


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

Item 6   Selected Financial Data                                         II - 1

Item 7   Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   II - 1



PART III

Item 8   Financial Statements and Supplementary Data                    III - 1

Item 9   Changes in and Disagreements with Accountant
         on Accounting and Financial Disclosure                         III - 1

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

ITEM 1            BUSINESS

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

II.  Investment Portfolio                             12, 27, 28, 30, 31 and 38

III. Loan Portfolio                                   13, 28, 29, 31, 32 and 38

     a.   Types of Loans                                                     13

     b.   Maturities and Sensitivities
          to Changes in Interest Rates                           7, 8, 9 and 13

     c.   Risk Elements                         7, 8, 14, 15, 16, 28, 31 and 32

IV.  Summary of Loan Loss Experience                                  14 and 15

V.   Deposits                                                     16, 33 and 42

VI.  Return on Equity and Assets                                             17

VII. Short Term Borrowing                                         17, 34 and 43

ITEM 2            PROPERTIES

The Corporation's principal banking subsidiary, Park West Bank and Trust Company ("Park West") operates thirteen banking offices throughout Western Massachusetts, located as follows:


-----------------------------------------------------------------------
         LOCATION                 OWNED        LEASED       TOTAL
-----------------------------------------------------------------------

Agawam (Feeding Hills)                            1           1
-----------------------------------------------------------------------
Chicopee                            1                         1
-----------------------------------------------------------------------
Chicopee - Supermarket                            1           1
-----------------------------------------------------------------------
East Longmeadow                     1                         1
-----------------------------------------------------------------------
East Longmeadow -
Supermarket                                       1           1
-----------------------------------------------------------------------
Holyoke                             1                         1
-----------------------------------------------------------------------
Ludlow                              1                         1
-----------------------------------------------------------------------
Southwick                                         1           1
-----------------------------------------------------------------------
West Springfield                    2             1           3
-----------------------------------------------------------------------
Westfield                                         1           1
-----------------------------------------------------------------------
Westfield Supermarket                             1           1
-----------------------------------------------------------------------
TOTAL                               6             7          13
-----------------------------------------------------------------------

As a result of the acquisition of Cargill Bancorp, Inc., the Corporation's other banking subsidiary, Cargill Bank, operates three Northern Connecticut branches, located as follows:

-----------------------------------------------------------------------
         LOCATION                 OWNED        LEASED       TOTAL
-----------------------------------------------------------------------
Putnam                             1                         1
-----------------------------------------------------------------------
Quinebaug                          1                         1
-----------------------------------------------------------------------
Woodstock                                        1           1
-----------------------------------------------------------------------
TOTAL                              2             1           3
-----------------------------------------------------------------------


All general banking offices except the Park West Holyoke office have drive-in facilities and twenty-four hour automated teller machines

Title to the properties described as owned in the foregoing table is held by the subsidiary banks with warranty deed with no material encumbrances. Park West owns, with no material encumbrances, land adjacent to the main office which is available for parking and, through a subsidiary, also owns one other property adjacent to the main office consisting of land also used as a parking lot. The Corporation also owns the property on which its former Operations Center was located and is presently leased. In addition, the Bank holds other real estate as a result of foreclosure proceedings.

All of the property described as leased in the foregoing table is leased directly from independent parties. Management considers the terms and conditions of each of the existing leases to be in the aggregate favorable to the Bank.

ITEM 3            LEGAL PROCEEDINGS

Certain litigation is pending against the Corporation and the Bank. Management, after consultation with legal counsel, does not anticipate that any liability arising out of such litigation will have a material effect on the Corporation's Financial Statements.


ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


                                      NONE

                                     PART II


ITEM 5            MARKET FOR CORPORATION'S COMMON STOCK

                  AND RELATED STOCKHOLDER MATTERS

Reference is made to Page 49 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1998, wherein this subject is covered.


ITEM 6            SELECTED FINANCIAL DATA

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

Information Concerning Forward-Looking Statements.


Westbank has made and may make in the future forward-looking statements concerning future performance, including, but not limited to, future earnings, and events or conditions which may affect such future performance. These forward-looking statements are based upon management's expectations and belief concerning possible future developments and the potential effect of such future developments on Westbank. There is no assurance that such future developments will be in accordance with management's expectations and belief or that the effect of any future developments on Westbank will be those anticipated by Westbank management.

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

The assumptions listed above, as they relate to Cargill Bank, are the same with the exception of the market area, which is Northeast Connecticut.

While Westbank periodically reassesses material trends and uncertainties affecting the Corporation's performance in connection with is preparation of management's discussion and analysis of results of operations and financial condition contained in its quarterly and annual reports, Westbank does not intend to review or revise any particular forward-looking statement in light of future events.

                                    PART III

ITEM 8            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Reference is made to pages 21 through 45 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1998, wherein this subject is covered.


ITEM 9            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE


                                      NONE

ITEM 10           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Reference is made to pages 4 through 7 of the Corporation's Proxy Statement to Stockholders for the 1999 Annual Meeting scheduled for April 21, 1999, wherein this subject is covered.

ITEM 11            EXECUTIVE COMPENSATION


References is made to pages 8 through 12, of the Corporation's Proxy Statement to Stockholders for the 1999 Annual Meeting scheduled for April 21, 1999, wherein this subject is covered.


ITEM 12           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Reference is made to pages 6 and 7, of the Corporation's Proxy Statement to Stockholders for the 1999 Annual Meeting scheduled for April 21, 1999, wherein this subject is covered.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


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



ITEM 14       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


The following documents are filed as a part of this report:

  1.    Financial Statements

        The following financial statements are incorporated in this Annual Report on Form 10-K by reference to the Corporation's Annual
        Report to Stockholders for the year ended December 31, 1998:


                              WESTBANK CORPORATION
                                                                         Page of
                                                                          Annual
                                                                          Report
                                                                          ------


        Independent Auditors' Reports                                   46 - 47
        Consolidated Balance Sheets at
          December 31, 1998 and 1999                                         21
        Consolidated Statements of Income
          for the years ended December
          31, 1998, 1997 and 1996                                            22
        Consolidated Statement of Stockholders'
          Equity from January 1, 1996, to
          December 31, 1998                                                  24
        Consolidated Statements of Comprehensive
          Income for the years ended December 31, 1998,
          1997 and 1996                                                      23
        Consolidated Statements of Cash Flows for the years
          ended December 31, 1998, 1997 and 1996                             25
        Notes to Consolidated Financial Statements                      26 - 45




        Current reports on Form 8-K Reporting other Events were filed by the Registrant on:

                                      NONE

  2.    Financial Statement Schedules

        Financial Statement Schedules are omitted because they are inapplicable or not required.

  3     Exhibits

        See accompanying Exhibit Index.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WESTBANK CORPORATION


                                         By: /s/ Donald R. Chase

                                         Donald R. Chase
                                         President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


Signature                                   Title                                                    Date
---------                                   -----                                                    ----
/s/ Donald R. Chase
_________________________                   President and Chief Executive Officer and Director       August 18, 1999
Donald R. Chase

/s/ Ernest N. Laflamme, Jr.
_________________________                   Chairman of the Board and Director                        August 18, 1999
Ernest N. Laflamme, Jr.

/s/ John M. Lilly
_________________________                   Treasurer and Chief Financial Officer                    August 18, 1999
John M. Lilly

/s/ Roland O. Archambault
_________________________                   Director                                                 August 18, 1999
Roland O. Archambault

/s/ Mark A. Beauregard
_________________________                   Director                                                 August 18, 1999
Mark A. Beauregard

/s/ David R. Chamberland
_________________________                   Director                                                 August 18, 1999
David R. Chamberland

/s/ Leroy F. Jarrett
_________________________                   Director                                                 August 18, 1999
Leroy F. Jarrett

/s/ G. Wayne McCary
_________________________                   Director                                                 August 18, 1999
G. Wayne McCary

/s/ Robert J. Perlak
_________________________                   Corporate Clerk and Director                             August 18, 1999
Robert J. Perlak

/s/ George R. Sullivan
________________________                    Director                                                 August 18, 1999
George R. Sullivan

/s/ James E. Tremble
________________________                    Director                                                 August 18, 1999
James E. Tremble


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