Form 10-Q
period 1999-09-30
WESTBANK CORP
filed 1999-11-12
CIK 742070

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

                For the quarterly period ended SEPTEMBER 30, 1999



                        Commission file number 0 - 12784


                              WESTBANK CORPORATION
             (Exact name of registrant as specified in its charter)


        MASSACHUSETTS
(State or other jurisdiction of                              04-2830731
incorporation or organization)                        (I.R.S. Employer I.D. No.)


225 PARK AVENUE, WEST SPRINGFIELD, MASSACHUSETTS               01090-0149
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

                                    YES X   NO


Common stock, par value $2 per share: 4,283,353 shares outstanding as of October 31, 1999

                      WESTBANK CORPORATION AND SUBSIDIARIES

                                      INDEX



                         PART I - FINANCIAL INFORMATION



                                                                           Page
Financial Statements
      Condensed Consolidated Balance Sheets                                 3
      Condensed Consolidated Statements of Income                           4
      Condensed Consolidated Statements of Comprehensive Income             5
      Condensed Consolidated Statements of Stockholders' Equity             6
      Condensed Consolidated Statements of Cash Flows                       7
      Notes to Condensed Consolidated Financial Statements                  8-10
      Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   11-19



                           PART II - OTHER INFORMATION


ITEM 1.       Legal Proceedings                                            20
ITEM 2.       Changes in Rights of Securities Holders                      20
ITEM 3.       Defaults by Company on its Senior Securities                 20
ITEM 4.       Results of Votes on Matters Submitted
                    to a Vote of Security Holders                          20
ITEM 5.       Other Events                                                 20-21
ITEM 6.       Exhibits and Reports on Form 8-K                             21-22
Signatures                                                                 23

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                              (Unaudited)
(Dollar amounts in thousands)                          September 30, 1999   December 31, 1998
---------------------------------------------------------------------------------------------
ASSETS Cash and due from banks:
      Non-interest bearing                                      $  13,087           $  11,291
      Interest bearing                                              1,419               1,880
Federal funds sold                                                 18,579               1,069
---------------------------------------------------------------------------------------------
Total cash and cash equivalents                                    33,085              14,240
---------------------------------------------------------------------------------------------
Investment securities available for sale                           57,641              53,712
Investment securities held to maturity
      (fair value of $11,652 in 1999 and $30,817 in 1998)          11,904              30,616
---------------------------------------------------------------------------------------------
Total securities                                                   69,545              84,328
---------------------------------------------------------------------------------------------
Loans                                                             352,716             293,432
Mortgage loans held-for-sale                                        2,475               2,346
Allowance for loan losses                                          (2,662)             (2,665)
---------------------------------------------------------------------------------------------
      Net loans                                                   352,529             293,113
Bank premises and equipment                                         6,721               6,851
Accrued interest receivable                                         2,645               2,457
Other assets                                                        2,719               1,634
---------------------------------------------------------------------------------------------
TOTAL ASSETS                                                    $ 467,244           $ 402,623
=============================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
      Non-interest bearing                                      $  53,998           $  51,395
      Interest bearing                                            326,631             290,872
---------------------------------------------------------------------------------------------
      Total Deposits                                              380,629             342,267
Borrowed funds                                                     29,377              20,807
Federal Home Loan borrowing                                         7,000               7,000
Accrued interest payable                                              526                 429
Other liabilities                                                   1,193               1,630
---------------------------------------------------------------------------------------------
      Total Liabilities                                           418,725             372,133
---------------------------------------------------------------------------------------------
Mandatory redeemable preferred stock                               17,000
---------------------------------------------------------------------------------------------
Stockholders' Equity:
      Common stock - $2 par value
           Authorized - 9,000,000 shares
           Issued - 4,268,504 shares in 1999 and
                    4,198,838 shares in 1998                        8,537               8,397
      Additional paid in capital                                   11,514              11,076
      Retained earnings                                            12,803              10,803
      Accumulated other comprehensive income (loss)                (1,335)                214
---------------------------------------------------------------------------------------------
           Total Stockholders' Equity                              31,519              30,490
---------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 467,244           $ 402,623
=============================================================================================


     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME



(Unaudited)
(Dollar amounts in thousands)

                                                                    QUARTER ENDED                    NINE MONTHS ENDED
                                                               09-30-99       09-30-98            09-30-99        09-30-98
---------------------------------------------------------------------------------------------------------------------------
Income:
      Interest and fees on loans                                 $6,749        $6,144              $19,282         $17,781
      Interest on federal funds sold                                 28           138                  101             321
      Interest on securities                                      1,177         1,167                3,567           3,225
---------------------------------------------------------------------------------------------------------------------------
                                                                  7,954         7,449               22,950          21,327
Interest expense                                                  3,697         3,570               10,503           9,951
---------------------------------------------------------------------------------------------------------------------------
Net interest income                                               4,257         3,879               12,447          11,376
Provision for loan losses                                             0             0                   77              40
---------------------------------------------------------------------------------------------------------------------------
Net interest income after provision                               4,257         3,879               12,370          11,336
---------------------------------------------------------------------------------------------------------------------------
Investment security gains                                             0             2                   92             141
Other non-interest income                                           602           585                1,620           1,703
---------------------------------------------------------------------------------------------------------------------------
Total non-interest income                                           602           587                1,712           1,844
---------------------------------------------------------------------------------------------------------------------------
Operating expense:
      Salaries and benefits                                       1,581         1,440                4,548           4,278
      Other operating expenses                                    1,114         1,114                3,387           3,471
      Occupancy - net                                               294           286                  908             784
---------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                          2,989         2,840                8,843           8,533
---------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                        1,870         1,626                5,239           4,647
Income taxes                                                        735           620                2,012           1,802
---------------------------------------------------------------------------------------------------------------------------

Net Income                                                       $1,135        $1,006             $  3,227        $  2,845

===========================================================================================================================

Earnings per share
           -  Basic                                               $0.27         $0.24                $0.76           $0.69
           -  Diluted                                             $0.26         $0.23                $0.75           $0.66
Weighted average shares outstanding
           -  Basic                                           4,260,321     4,159,956            4,232,378       4,128,198
           -  Dilutive option shares                             95,546       171,153               98,593         196,386
           -  Diluted                                         4,355,867     4,331,109            4,330,971       4,324,584



     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME



(Unaudited)
(Dollar amounts in thousands)

                                                                     QUARTER ENDED                   NINE MONTHS ENDED
                                                                09-30-99       09-30-98           09-30-99        09-30-98
---------------------------------------------------------------------------------------------------------------------------
Net Income                                                       $1,135        $1,006               $3,227         $2,845
---------------------------------------------------------------------------------------------------------------------------
Other comprehensive income:
      Unrealized gain/(loss) on securities
      available for sale, net of income taxes
      (benefits) of $(254) and $128 for the
      quarter and $(996) and $87 for the
      nine-month periods ended September 30,
      1999 and 1998, respectively.                                 (410)          210               (1,606)            143

      Reclassification adjustment for
      gains included in net income,
      net of income taxes of $35 for
      the nine-month period ended
      September 30, 1999 and
      $54 for the nine-month period ended
      September 30, 1998                                                            1                   57              87

---------------------------------------------------------------------------------------------------------------------------

Other comprehensive income (loss)                                  (410)          211               (1,549)            230

---------------------------------------------------------------------------------------------------------------------------

Comprehensive Income                                             $  725        $1,217               $1,678          $3,075

===========================================================================================================================



     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 1998 AND NINE MONTHS ENDED SEPTEMBER 30, 1999


(1999 unaudited)
(Dollar amounts in thousands)


                                                                                                          ACCUMULATED
                                                                                                              OTHER
                                                  COMMON STOCK                 ADDITIONAL                 COMPREHENSIVE
                                              NUMBER            PAR             PAID IN      RETAINED         INCOME/
                                             OF SHARES         VALUE            CAPITAL      EARNINGS         (LOSS)        TOTAL
------------------------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1997                  3,932,535         $7,865            $9,711       $9,282          $  60         $26,918

Net income                                                                                     3,377                          3,377
Cash dividend declared
  ($.30 per share)                                                                            (1,503)                        (1,503)
Stock dividend
  (1% on Cargill Bancorp shares)                17,389             35               93          (129)                            (1)

Shares issued:
  Stock Option Plan                            199,799            399              742                                        1,141
  Dividend Reinvestment
      and Stock Purchase Plan                   49,115             98              530                                          628

Cargill interim loss for the
  quarter ended December 31, 1998                                                               (224)                          (224)

  Changes in unrealized gain on
      securities available for sale                                                                             154             154

------------------------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1998                  4,198,838          8,397           11,076        10,803            214          30,490

Net income                                                                                     3,227                          3,227
Cash dividend declared
  ($.20 per share)                                                                            (1,227)                        (1,227)

Shares issued:
  Stock Option Plan                             30,255             61               79                                          140
  Dividend Reinvestment
      and Stock Purchase Plan                   39,411             79              359                                          438
  Changes in unrealized gain on
      securities available for sale                                                                          (1,549)         (1,549)

------------------------------------------------------------------------------------------------------------------------------------

BALANCE - SEPTEMBER 30, 1999                 4,268,504         $8,537          $11,514       $12,803        $(1,335)        $31,519

====================================================================================================================================


     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998


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

Westbank's fiscal year ends December 31 and Cargill's fiscal year ends September
30. The financial statements combine the financial information of Westbank at and for the quarters ended September 30, 1998 and 1999, and the year ended December 31, 1998, with financial information of Cargill for the quarters ended September 30, 1999 and June 30, 1998, and the year ended September 30, 1998. The Cargill loss of $224,000 for the quarter ended December 31, 1998, has been included directly in stockholders' equity in order to conform Cargill's reporting periods to the Corporation's as of December 31, 1998. For the quarter ended December 31, 1998, Cargill had net interest income of $456,000 and a net loss of $224,000. Included in operating expenses were $346,000 of merger and related costs that were primarily the cause of their loss.

The following table sets forth the unaudited results of operations of the combined entities for the periods prior to this acquisition:

      (In thousands, except per-share data)

                                                     Westbank          Cargill           Combined
-------------------------------------------------------------------------------------------------
      Month ended January 31, 1999
           Net interest income                         $1,192             $138            $1,330
           Net income                                     355               21               376

      Quarter ended September 30, 1998
           Net interest income                         $3,400             $473            $3,879
           Net income                                     910               96             1,006

      Nine months ended September 30, 1998
           Net interest income                         $9,948           $1,428           $11,376
           Net income                                   2,634              211             2,845

WESTBANK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998


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

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") imposes significant regulatory restrictions and requirements on banking institutions insured by the FDIC and their holding companies. FDICIA established capital categories into which financial institutions are placed based on capital level. Each capital category establishes different degrees of regulatory restrictions that can apply to a financial institution. As of September 30, 1999, Park West and Cargill's capital was at a level that placed the Banks in the "well capitalized" category as defined by FDICIA.

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

The accompanying unaudited condensed consolidated financial statements for the quarter and nine months ended September 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting or normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

For further information, please refer to the Consolidated Financial Statements and footnotes thereto included in the Westbank Corporation's Annual Report on Form 10-K-A for the year ended December 31, 1998.


NOTE E  -  COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, there are outstanding commitments and contingent liabilities, such as standby letters of credit and commitments to extend credit. As of September 30, 1999, standby letters of credit amounted to $664,000 and loan commitments were $33,737,000 and unused balances available on home equity lines of credit were $7,754,000.

Trust Assets - Property with a book value of $113,447,000 at September 30, 1999 held for customers in a fiduciary or agency capacity is not included in the accompanying balance sheet since such items are not assets of the Bank.

WESTBANK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998


(Unaudited)


NOTE F  -  STOCKHOLDERS' EQUITY

The FDIC imposes leverage capital ratio requirements for state non-member banks. In addition, the FDIC has established risk-based capital requirements for insured institutions for Tier 1 risk-based capital of 4.00% and total risk-based capital of 8.0%.

The capital ratios of Park West and Cargill as of September 30, 1999 were as follows:

                                              Park West Bank
                                           and Trust Company      Cargill Bank
                                           -----------------      ------------

      Leverage Capital Ratio                       6.78%              6.77%
      Tier 1 Risk-Based Capital                   10.49%             13.38%
      Total Risk-Based Capital                    11.37%             14.52%


As of September 30, 1999, both Park West and Cargill met the criteria which classified them as well capitalized financial institutions.


NOTE G  -  MANDATORY REDEEMABLE PREFERRED STOCK

On September 30, 1999, the Corporation completed its offering of 1,700,000 shares, 9.6% trust preferred stock, each with a liquidation amount of $10. The $17 million trust preferred debentures are due September 30, 2029. Quarterly cash distributions are paid beginning December 31, 1999. Of the $17 million in proceeds, the Corporation contributed $15.5 million of the net proceeds to Cargill Bank as equity capital to support the acquisition of two (2) Connecticut branches of New London Trust, F.S.B. (see Note H).


NOTE H  -  BRANCH ACQUISITION

On October 29, 1999, the Corporation completed its acquisition of the Connecticut division of New London Trust, F.S.B. The two (2) New London Trust offices will become part of Cargill Bank, increasing its number of offices to five (5). The acquisition resulted in $105 million of assets (loans of $86 million) and $105 million of liabilities being acquired as of October 29, 1999. The Corporation will account for this acquisition on the purchase accounting method.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Changes in Financial Condition

Total consolidated assets amounted to $467,244,000 on September 30, 1999, compared to $402,623,000 on December 31, 1998. As of September 30, 1999 and September 30, 1998, earning assets amounted to, respectively, $444,734,000 or 95% of total assets and $383,305,000 or 95% of total assets. Earning assets increased during the first nine months of 1999 as a result of an increase in loans. Deposits originated throughout the Corporation's branch system and short-term borrowings with the Federal Home Loan Banks.


Changes in Results of Operations

For the quarter ended September 30, 1999, net income totaled $1,135,000, compared to $1,006,000 for the quarter ended September 30, 1998. For the nine months ended September 30, 1999, net income was $3,227,000, compared to $2,845,000 for the same period during 1998. Included in the results for the nine months ended September 30, 1999 is a gain on the sale of securities available for sale totaling $92,000 compared to $141,000 in 1998.

An overall increase in interest income and interest expense reflects an increase in volume and decrease in interest rates on earning assets and an increase in volume and decrease in rates on interest-bearing deposits. Further analysis is provided in sections on net interest revenue and supporting schedules.


Allowance for Loan Losses and Non-Performing Assets

The Corporation did not provide any provision for loan losses in the current quarter or the 1998 quarter. Loans written off against the allowance for loan losses after recoveries amounted to $80,000 for the nine months ended September 30, 1999.

After giving effect to the actions described above, the allowance for loan losses at September 30, 1999, totaled $2,662,000 or 0.75% of total loans, as compared to $2,665,000 or 0.90% at December 31, 1998.

Non-performing past due loans at September 30, 1999, aggregated $1,015,000 or 0.29% of total loans, compared to $1,100,000 or 0.37% at December 31, 1998. The percentage of non-performing and past due loans compared to total assets on those same dates, respectively, amounted to 0.22% and 0.27%.

Other real estate owned at September 30, 1999, totaled $84,000 and stands at 0.02% of total assets at the end of the current quarter.

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

As of September 30, 1999, the Corporation has incurred approximately $232,000 in Year 2000-related expenses and has estimated that capital expenditures related to the Year 2000 issue will total approximately $510,000.

As of September 30, 1999, the Corporation has completed testing of all critical systems and believes that these systems are ready to operate without disruption of service on January 1, 2000 and thereafter.

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

 (Dollar amounts in thousands)

                                                QUARTER ENDED                  NINE MONTHS ENDED
                                          09-30-99       09-30-98           09-30-99      09-30-98
-------------------------------------------------------------------------------------------------------
      Interest and dividend income         $7,954        $7,449              $22,950      $21,327
      Interest expense                      3,697         3,570               10,503        9,951
-------------------------------------------------------------------------------------------------------
      Net interest income                  $4,257        $3,879              $12,447      $11,376
=======================================================================================================


INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS

(Dollar amounts in thousands)


                                                QUARTER ENDED                               NINE MONTHS ENDED
                                                 SEPTEMBER 30,                                    SEPTEMBER 30,
                                             1999             1998                          1999          1998
-----------------------------------------------------------------------------------------------------------------------------
                                    Average                  Average                Average                Average
                                    Balance     Rate         Balance     Rate       Balance       Rate    Balance      Rate
-----------------------------------------------------------------------------------------------------------------------------
Earning Assets                      $419,637    7.58%      $375,455    7.93%        $403,205       7.59%    $357,330    7.95%
-----------------------------------------------------------------------------------------------------------------------------
Interest-bearing
      liabilities                    354,474    4.17        316,321     4.51          339,252       4.13     298,774     4.44
-----------------------------------------------------------------------------------------------------------------------------
Interest rate spread                            3.41                    3.42                        3.46                 3.51
-----------------------------------------------------------------------------------------------------------------------------
Interest-free resources
      used to fund
      earning assets                  65,163                59,134                      63,953                58,556
=============================================================================================================================
Total Sources of Funds              $419,637               $375,455                $403,205                 $357,330
=============================================================================================================================
Net Yield on Earning Assets                     4.06%                   4.13%                       4.12%               4.24%
=============================================================================================================================

WESTBANK CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)


CHANGES IN NET INTEREST INCOME

(Dollar amounts in thousands)

                                            QUARTER ENDED 09-30-99                 NINE MONTHS ENDED 09-30-99
                                                    OVER                                     OVER
                                            QUARTER ENDED 09-30-98                 NINE MONTHS ENDED 09-30-98
---------------------------------------------------------------------------------------------------------------
                                                  CHANGE DUE TO                       CHANGE DUE TO
                                            VOLUME         RATE       TOTAL       VOLUME         RATE     TOTAL
---------------------------------------------------------------------------------------------------------------
Interest Income:
      Loans                                $1,099        $(494)        $605       $2,767      $(1,266)   $1,501
      Securities                              (48)          58           10          217          125       342
      Federal funds                          (109)          (1)        (110)        (184)         (36)     (220)
---------------------------------------------------------------------------------------------------------------
Total Interest Earned                         942         (437)         505        2,800       (1,177)    1,623
---------------------------------------------------------------------------------------------------------------
Interest Expense:
      Interest-bearing deposits               225         (274)         (49)         866         (731)      135
      Other borrowed funds                    194          (18)         176          412            5       417
---------------------------------------------------------------------------------------------------------------
Total Interest Expense                        419         (292)         127        1,278         (726)      552
---------------------------------------------------------------------------------------------------------------
Net Interest Income                        $  523        $(145)        $378       $1,522      $  (451)   $1,071
---------------------------------------------------------------------------------------------------------------

Net interest earned increased by $378,000 during the third quarter of 1999 compared to the third quarter of 1998. For the nine-month period ended September 30, 1999, net interest income increased by $1,071,000 versus the same period of 1998.

Average earning assets increased by $45,875,000 during the first nine months of 1999. The average earning base was $403,205,000 compared to $357,330,000 in the same period last year.


OPERATING EXPENSES

The components of total operating expenses for the periods and their percentage of gross income are as follows:

(Dollars amounts in thousands)

                                             QUARTER ENDED                          NINE MONTHS ENDED
                                     09-30-99           09-30-98           09-30-99               09-30-98
----------------------------------------------------------------------------------------------------------------
                                  Amount    Percent   Amount   Percent     Amount    Percent    Amount   Percent
----------------------------------------------------------------------------------------------------------------
Salaries and benefits             $1,581    18.48%    $1,440    17.92%     $4,548    18.44%     $4,278    18.46%
Other non-interest expense         1,114    13.02      1,114    13.86       3,387    13.73       3,471     14.98
Occupancy - net                      294     3.43        286     3.56         908     3.69         784      3.39
----------------------------------------------------------------------------------------------------------------
Total Operating Expenses          $2,989    34.93%    $2,840    35.34%     $8,843    35.86%      $8,533   36.83%
================================================================================================================


For the nine-month period ended September 30, 1999, operating expenses increased by approximately $310,000 over the 1998 period. The increase was a result of increases in salary and benefits totaling $270,000, occupancy expense totaling $124,000 and a decrease in other non-interest expense of $84,000. The increases are primarily the result of overall growth of the Corporation.

WESTBANK CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)



CAPITAL RATIOS

                                                09-30-99              09-30-98
                                                --------              --------
Ratio of "Tier 1" leverage capital
      to total assets at end of period            9.70%                 7.41%

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

The following are the Corporation's risk-based capital ratios at September 30, 1999:

           Tier 1 Capital (minimum required 4.00%) 15.89%
           Tier 2 Capital (minimum required 8.00%) 16.82%


INTEREST RATE SENSITIVITY

The following table sets forth the distribution of the repricing of the Corporation's earning assets and interest-bearing liabilities as of September 30, 1999.

(Dollar amounts in thousands)

                               Three          Over Three       Over One
                              Months           Months to        Year to         Over
                              or Less         One Year         Five Years       Five Years         Total
==========================================================================================================
Earning Assets              $76,312            $ 45,377         $120,053        $202,992          $444,734
Interest-Bearing
      Liabilities            115,736            121,425          123,485           2,362           363,008
----------------------------------------------------------------------------------------------------------
Interest Rate
      Sensitivity Gap       $(39,424)         $(76,048)        $ (3,432)        $200,630          $ 81,726
==========================================================================================================

Cumulative Interest
      Rate
      Sensitivity Gap       $(39,424)        $(115,472)       $(118,904)         $81,726

Interest Rate
      Sensitivity
      Gap Ratio               (8.86)%          (17.10)%          (0.77)%          45.11%            18.38%

Cumulative Interest
      Rate Sensitivity
      Gap Ratio               (8.86)%          (25.96)%         (26.73)%          18.38%


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

PROVISION AND ALLOWANCE FOR LOAN LOSSES
(Dollar amounts in thousands)

                                                  QUARTER ENDED                    NINE MONTHS ENDED
                                               09-30-99     09-30-98              09-30-99    09-30-98
------------------------------------------------------------------------------------------------------
Balance at beginning of period                 $2,721       $2,742                $2,665       $3,057
Provision charged to expense                                                          77           40
-----------------------------------------------------------------------------------------------------
                                                2,721        2,742                 2,742        3,097
-----------------------------------------------------------------------------------------------------
Charge-offs:
      Loans secured by real estate                 41                                128          340
      Commercial and industrial loans                            2                                 49
      Consumer loans                               25            9                    65           35
-----------------------------------------------------------------------------------------------------
                                                   66           11                   193          424
-----------------------------------------------------------------------------------------------------
Recoveries:
      Loans secured by real estate                  4            5                    90           38
      Commercial and industrial loans                           15                    15           30
      Consumer loans                                3                                  8           10
-----------------------------------------------------------------------------------------------------
                                                    7           20                   113           78
-----------------------------------------------------------------------------------------------------
Net charge-offs (recoveries)                       59           (9)                   80          346
-----------------------------------------------------------------------------------------------------
Balance at end of period                        $2,662        2,751                $2,662       2,751
=====================================================================================================
Net charge-offs (recoveries) to:
      Average loans                              0.02%     (0.003)%                  0.02%      1.22%
      Loans at end of period                     0.02%     (0.003)%                  0.02%      1.20%
      Allowance for loan losses                  2.21%      (0.33)%                  3.01%     12.58%

Allowance for loan losses as a percentage of:
           Average loans                         0.77%        0.94%                  0.81%      0.97%
           Loans at end of period                0.75%        0.95%                  0.75%      0.95%


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

WESTBANK CORPORATION AND SUBSIDIARIES
NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS



(Dollar amounts in thousands)

                                           09-30-99      06-30-99     03-31-99     12-31-98     09-30-98
--------------------------------------------------------------------------------------------------------
Non-Accrual Loans                             $658         $595        $  952       $  869        $  817
--------------------------------------------------------------------------------------------------------
Loans contracturally past
      due 90 days or more
      and still accruing                       357          245           147          231           218
--------------------------------------------------------------------------------------------------------
Total non-accrual, past due
      and restructured loans                $1,015         $840        $1,099       $1,100        $1,035
--------------------------------------------------------------------------------------------------------
Non-accrual, past due and
      restructured loans as a
      percentage of total loans                .29%         .25%         .34%         .37%          .36%

--------------------------------------------------------------------------------------------------------
Allowance for loan losses as a
      percentage of non-accrual,
      past due and restructured loans        262.27%      323.93%     264.52%      242.27%       265.80%

--------------------------------------------------------------------------------------------------------

Other real estate owned - net              $    84        $  85        $  347       $  466       $  304

---------------------------------------------------------------------------------------------------------

Total non-performing assets                 $1,099         $925        $1,446       $1,566       $1,339

--------------------------------------------------------------------------------------------------------

Non-performing assets as a
      percentage of total assets               .24%         .21%         .35%         .39%          .33%
--------------------------------------------------------------------------------------------------------


WESTBANK CORPORATION AND SUBSIDIARIES
QUARTER-TO-DATE AVERAGE BALANCES
INTEREST EARNED - INTEREST EXPENSE


(Dollar amounts in thousands)

-------------------------------------------------------------------------------------------------------------------
                                         FOR THE QUARTER ENDED                       FOR THE QUARTER ENDED
                                            SEPTEMBER 30, 1999                        SEPTEMBER 30, 1998
                                    Balance     Interest      Rate              Balance      Interest   Rate
-----------------------------------------------------------------------------------------------------------------
Federal funds sold and
      temporary investments          $ 2,167     $    28      5.17%             $ 10,379    $   138      5.32%
Securities                            69,797       1,177       6.74               72,745      1,167      6.41
Loans                                347,673       6,749       7.76              292,331      6,144      8.40
-----------------------------------------------------------------------------------------------------------------

Total earning assets                 419,637      $7,954      7.58%              375,455     $7,449      7.93%
-----------------------------------------------------------------------------------------------------------------

Loan loss allowance                   (2,717)                                    (2,746)
All other assets                       23,189                                     22,246
-----------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                        $440,109                                    $394,955
=================================================================================================================

LIABILITIES AND EQUITY

Interest-bearing deposits           $319,023      $3,303      4.14%             $298,298       $3,352      4.49%
Borrowed funds                        35,451         394       4.45               18,023          218      4.84
-------------------------------------------------------------------------------------------------------------------

Total interest-bearing liabilities   354,474      $3,697       4.17             $316,321       $3,570      4.51
-------------------------------------------------------------------------------------------------------------------

Interest rate spread                                          3.41%                                        3.42%

Demand deposits                       52,457                                      47,141
Other liabilities                      2,063                                       1,787
Shareholders' equity                  31,115                                      29,706
-------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES
      AND EQUITY                    $440,109                                    $394,955
===================================================================================================================

NET INTEREST INCOME                              $4,257                                        $3,879
===================================================================================================================

Interest Earned/Earning Assets                                7.58%                                        7.93%

Interest Expense/Earning Assets                                3.52                                        3.80
-------------------------------------------------------------------------------------------------------------------

===================================================================================================================
Net Yield on Earning Assets                                    4.06%                                       4.13%

WESTBANK CORPORATION AND SUBSIDIARIES
YEAR-TO-DATE AVERAGE BALANCES
INTEREST EARNED - INTEREST EXPENSE



(Dollar amounts in thousands)



-------------------------------------------------------------------------------------------------------------------
                                           NINE MONTHS ENDED                            NINE MONTHS ENDED
                                           SEPTEMBER 30, 1999                           SEPTEMBER 30, 1998
                                     Balance    Interest       Rate              Balance     Interest      Rate
-------------------------------------------------------------------------------------------------------------------
Federal funds sold and
      temporary investments       $    2,971    $    101       4.53%             $ 7,644        $ 321      5.60%
Securities                            71,479       3,567       6.65               67,164        3,225       6.40
Loans                                328,755      19,282       7.82              282,523       17,781       8.39

-------------------------------------------------------------------------------------------------------------------
Total earning assets                 403,205     $22,950       7.59%             357,331      $21,327      7.95%

-------------------------------------------------------------------------------------------------------------------
Loan loss allowance                   (2,715)                                    (2,983)
All other assets                      22,909                                      21,829
-------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                        $423,399                                    $376,177
===================================================================================================================

LIABILITIES AND EQUITY

Interest-bearing deposits           $310,806      $9,613       4.12%            $283,665       $9,478      4.43%
Borrowed funds                        28,446         890       4.17               15,110          473      4.17
-------------------------------------------------------------------------------------------------------------------

Total interest-bearing
      liabilities                    339,252     $10,503       4.13              298,775       $9,951      4.44
-------------------------------------------------------------------------------------------------------------------

Interest rate spread                                          3.46%                                       3.51%

Demand deposits                       51,237                                      47,047
Other liabilities                      1,873                                       1,536
Shareholders' equity                  31,037                                      28,819
-------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES
      AND EQUITY                    $423,399                                    $376,177
===================================================================================================================

NET INTEREST INCOME                              $12,447                                      $11,376
===================================================================================================================

Interest Earned/Earning Assets                                 7.59%                                       7.95%

Interest Expense/Earning Assets                                3.47                                        3.71
-------------------------------------------------------------------------------------------------------------------

Net Yield on Earning Assets                                    4.12%                                       4.24%
===================================================================================================================

WESTBANK CORPORATION AND SUBSIDIARIES
PART II  -  OTHER INFORMATION


ITEM 1.   Legal Proceedings  -  NONE

ITEM 2.   Changes in Rights of Securities Holders  -  NONE

ITEM 3.   Defaults by Company on its Senior Securities  -  NONE

ITEM 4.   Results of Votes on Matters Submitted to a Vote of Security Holders
           -  NONE

ITEM 5.   Other Events

      a.  Acquisition of New London Trust, F.S.B., Branches

          As of the close of business on October 29, 1999, Cargill Bank ("Cargill"), a wholly owned subsidiary of Westbank Corporation ("Westbank"), completed its purchase of certain assets and assumption of certain liabilities of New London Trust, F.S.B., including two (2) branches in Connecticut, pursuant to an agreement entered with PM Holdings, Inc., ("PM Holdings"), a wholly owned subsidiary of Phoenix Home Life Mutual Insurance Company ("Phoenix"), and PM Trust Holding Company, a wholly owned subsidiary of PM Holdings. The acquisition occurred immediately after PM Trust's acquisition of all the outstanding capital stock of New London Trust from Sun Life Assurance Company of Canada (U.S.). The agreements among the parties relating to this transaction were filed as exhibits to the Form 10-Q for the quarter ended March 31, 1999.

          In connection with the acquisition, Westbank indirectly acquired two (2) branches of New London Trust in Danielson and Putnam, Connecticut, with assets totaling $106 million to add to its recently acquired Cargill Bank subsidiary. The New London Trust offices in Danielson and Putnam, Connecticut, are branch offices of Cargill Bank, which will operate five (5) banking offices with a total of $170 million in assets. The combined assets of Westbank upon consummation of the acquisition of the two (2) Connecticut branch offices are in excess of $570 million. The acquisition was consummated after satisfaction of certain conditions, including the receipt of all requisite regulatory approvals and will be accounted for as a purchase under generally accepted accounting principles. Cargill paid $8,690,000 of a deposit premium. The source of the funds for the acquisition consisted of Cargill's accumulation of its cash flow from the maturity of short-term investments, principal and interest on loans, other cash receipts, net of operating expenses and other projected disbursements.

          As of the date of this filing, it is impracticable to provide financial statements and pro forma financial information for the Connecticut branches of New London Trust as the businesses acquired. The required financial statements will be filed as soon as possible and in no event later than January 14, 2000, under cover of a Current Report on Form 8-K.

      b.  Information Concerning Forward-Looking Statements

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

      c.  Registration on Form S-3

          None.

      d.  Registration of Form S-8

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









                                         WESTBANK CORPORATION




                                         /s/ Donald R. Chase
Date: November 12, 1999                  -------------------------------------
                                         Donald R. Chase
                                         President and Chief Executive Officer




                                         /s/ John M. Lilly
Date: November 12, 1999                  -------------------------------------
                                         John M. Lilly
                                         Treasurer and Chief Financial Officer