Form 10-Q/A
period 1999-09-30
WESTBANK CORP
filed 1999-11-23
CIK 742070

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A

       (Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1999



                        Commission file number 0 - 12784


                              WESTBANK CORPORATION
             (Exact name of registrant as specified in its charter)


            MASSACHUSETTS                                04-2830731
 (State or other jurisdiction of                (I.R.S. Employer  I.D. No.)
incorporation or organization)



225 PARK AVENUE, WEST SPRINGFIELD, MASSACHUSETTS             01090-0149
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

                                    YES[X]   NO[ ]


Common stock, par value $2 per share: 4,283,353 shares outstanding as of October 31, 1999

                      WESTBANK CORPORATION AND SUBSIDIARIES




This 10-Q/A is being filed as a result of the financial publisher omitting the following financial statement in the Corporation's 10-Q filed on November 12, 1999, for the period ended September 30, 1999:

                    Westbank Corporation
                    Consolidated Statements of Cash Flow
                    Nine Months Ended September 30, 1999 and 1998






                                      INDEX




                                                                 Page
Financial Statements                                             ----
      Condensed Consolidated Statements of Cash Flows             7

WESTBANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

(Unaudited)
(Dollar amounts in thousands)

                                                                                1999           1998
                                                                                ----           ----
Operating activities:
      Net income                                                             $  3,227       $  2,845
           Adjustments to reconcile net income to
           net cash provided by operating activities:
                Provision for loan losses                                          77             40
                Depreciation and amortization                                     729            750
                Provision for other real estate owned                                             27
           Changes in assets and liabilities:
                (Increase)/Decrease in accrued interest receivable               (188)          (226)
                Realized gain on sale of securities                               (92)          (141)
                Realized (gain)/loss on sale of other real estate owned            19              4
                Increase/(Decrease) in interest payable on deposits                97            103
                (Increase)/Decrease in other assets                            (1,467)          (344)
                Increase/(Decrease) in other liabilities                         (437)           584
                                                                             --------       --------
               Net cash provided by operating activities                     $  1,965       $  3,642
                                                                             --------       --------
Investing activities:
      Investments and mortgage-backed securities:
           Held to maturity:
                Purchases                                                    $ (1,050)     $(20,103)
                Proceeds from maturities and principal payments                19,762         26,068
           Available for sale:
                Purchases                                                     (21,608)      (34,970)
                Proceeds from sales                                             4,679          8,607
                Proceeds from maturities                                       12,271          4,668
      Purchases of premises and equipment                                      (1,328)       (2,380)
      Net (increase)/decrease in loans                                        (59,512)      (17,136)
      Proceeds from sale of other real estate owned                               382             62
                                                                             --------       --------
           Net cash used in investing activities                             $(46,404)     $(35,184)
                                                                             --------       --------
Financing activities:
      Net increase/(decrease) in other borrowed funds                        $  8,570      $   7,338
      Net increase/(decrease) in deposits                                      38,362         37,926
      Proceeds from mandatory redeemable preferred stock                       17,000
      Proceeds from exercise of stock options and stock purchase plan             578          1,551
      Dividends paid                                                           (1,226)       (1,126)
                                                                               ------         ------
           Net cash used in financing activities                             $ 63,284      $  45,689
                                                                               ------         ------
Increase/(Decrease) in cash and cash equivalents                             $ 18,845      $  14,147
Cash and cash equivalents at beginning of period                               14,240         16,526
                                                                               ------         ------

Cash and cash equivalents at end of period                                   $ 33,085      $  30,673
                                                                             ========       ========
Cash paid during the period:
      Interest on deposits and other borrowings                              $ 10,406      $  10,054
      Income taxes                                                              1,874          1,775
Transfers of loans to other real estate owned                                                    434
Sales of other real estate owned financed by the bank                                             48

See accompanying notes to condensed consolidated financial statements

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                    WESTBANK CORPORATION



Date:    November 23, 1999                         /s/Donald R. Chase
                                                   ------------------
                                                      Donald R. Chase
                                                      President and Chief
                                                      Executive Officer



Date:    November 23, 1999                          /s/John M. Lilly
                                                    ----------------
                                                       John M. Lilly
                                                       Treasurer and Chief
                                                       Financial Officer