Form 10-K
period 1999-12-31
WESTBANK CORP
filed 2000-03-17
CIK 742070

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[mark one]         [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE SECURITIES EXCHANGE ACT OF 1934

                             FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                           Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [X]

Based on the closing sales price on March 1, 2000 the aggregate market value of the voting stock held by nonaffiliates of the registrant was $37,923,931.

The number of shares outstanding of the registrants common stock, $2.00 par value was 4,273,119 on March 1, 2000.

Portions of the Annual Report to Stockholders for the year ended December 31, 1999 are incorporated by reference into Parts I and II.

Portions of the Proxy Statement issued by the Corporation in connection with the Annual Meeting to be held on April 19, 2000 are incorporated by reference into
Part III.

                              WESTBANK CORPORATION


                               INDEX TO FORM 10-K


PART I

Item 1   Business                                                            I-1

Item 2   Properties                                                          I-2

Item 3   Legal Proceedings                                                   I-3

Item 4   Submission of Matters to a vote of Security Holders                 I-3


PART II

Item 5   Market for the Corporation's Common Stock
         and Related Stockholder Matters                                    II-1

Item 6   Selected Financial Data                                            II-1

Item 7   Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      II-1



PART III

Item 8   Financial Statements and Supplementary Data                       III-1

Item 9   Changes in and Disagreements with Accountant
         on Accounting and Financial Disclosure                            III-1

Item 10  Directors and Executive Officers of the Registrant                III-1

Item 11  Executive Compensation                                            III-1

Item 12  Security Ownership of Certain Beneficial
         Owners and Management                                             III-1

Item 13  Certain Relationships and Related Transactions                    III-1


PART IV

Item 14  Exhibits, Financial Statement
         Schedules and Reports on Form 8-K                                  IV-1

         Signatures                                                         IV-2

         Exhibit Index                                                      IV-3

              WESTBANK CORPORATION, WEST SPRINGFIELD, MASSACHUSETTS



                                     PART I

ITEM 1   BUSINESS

Reference is made to Page 4 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1999, wherein this subject is covered.

Statistical Disclosure by Bank Holding Companies

The following statistical tables and accompanying text provide required financial data about the Corporation and should be read in conjunction with the Consolidated financial statements and related notes, appearing in the 1999 Annual Report to Stockholders and is incorporated herein by reference thereto:

                                                                                          Page of
                                                                                    Annual Report
                                                                                    -------------

I.   Distribution of Assets, Liabilities and Stockholders' Equity:
     Interest Rates and Interest Differential                                             9 and 10

     Rate/Volume Analysis of Interest Margin on Earning Assets                                  11

II.  Investment Portfolio                                                        12, 28, 29 and 39

III. Loan Portfolio                                                              13, 29, 30 and 39

     a.  Types of Loans                                                                         13

     b.  Maturities and Sensitivities to Changes in Interest Rates                     8, 9 and 13

     c.  Risk Elements                                                    8, 14, 15, 16, 29 and 30

IV.  Summary of Loan Loss Experience                                                     14 and 15

V.   Deposits                                                                        16, 31 and 39

VI.  Return on Equity and Assets                                                                17

VII. Short Term Borrowing                                                        17, 31, 32 and 38

ITEM 2   PROPERTIES

The Corporation had two principal banking subsidiaries, Park West Bank and Trust Company ("Park West") and Cargill Bank ("Cargill"). Park West operates thirteen banking offices located in western Massachusetts, as follows:


=================================================================
         LOCATION                 OWNED        LEASED       TOTAL
-----------------------------------------------------------------
Agawam (Feeding Hills)                            1           1
-----------------------------------------------------------------
Chicopee                            1                         1
-----------------------------------------------------------------
Chicopee - Supermarket                            1           1
-----------------------------------------------------------------
East Longmeadow                     1                         1
-----------------------------------------------------------------
East Longmeadow - Supermarket                     1           1
-----------------------------------------------------------------
Holyoke                             1                         1
-----------------------------------------------------------------
Ludlow                              1                         1
-----------------------------------------------------------------
Southwick                                         1           1
-----------------------------------------------------------------
West Springfield                    2             1           3
-----------------------------------------------------------------
Westfield                                         1           1
-----------------------------------------------------------------
Westfield - Supermarket                           1           1
-----------------------------------------------------------------
TOTAL                               6             7          13
=================================================================

All banking offices except the one in Holyoke have drive-in facilities and twenty-four hour automated teller machines.

Title to the properties described as owned in the foregoing table is held by Park West with warranty deed with no material encumbrances. Park West owns, with no material encumbrances, land adjacent to the main office which is available for parking and, through a subsidiary, also owns one other property adjacent to the main office consisting of land also used as a parking lot.

Cargill operates five banking offices located in northeast Connecticut, as follows:

=================================================================
         LOCATION                 OWNED        LEASED       TOTAL
-----------------------------------------------------------------
Putnam                              1             1           2
-----------------------------------------------------------------
Woodstock                                         1           1
-----------------------------------------------------------------
Quinebaug                           1                         1
-----------------------------------------------------------------
Danielson                           1                         1
-----------------------------------------------------------------
TOTAL                               3             2           5
=================================================================


All general banking facilities have drive-in facilities and twenty-four hour automated teller machines. Title to the properties described as owned in the foregoing table is held by Cargill with warranty deed with no material encumbrances.

ITEM 3   LEGAL PROCEEDINGS

Certain litigation is pending against the Corporation and the its subsidiaries. Management, after consultation with legal counsel, does not anticipate that any liability arising out of such litigation will have a material effect on the Corporation's Financial Statements.


ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                      NONE

                                     PART II


ITEM 5   MARKET FOR CORPORATION'S COMMON STOCK
         AND RELATED STOCKHOLDER MATTERS

Reference is made to the inside back cover of the Corporation's Annual Report to Stockholders for the year ended December 31, 1999, wherein this subject is covered.


ITEM 6   SELECTED FINANCIAL DATA

Reference is made to Page 5 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1999, wherein this subject is covered.


ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

Reference is made to Pages 6 through 19 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1999, wherein this subject is covered.

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

All assumptions that form the basis of any forward-looking statements regarding future performance, as well as events or conditions which may affect such future performance, are based on factors that are beyond Westbank's ability to control or predict with precision, including future market conditions and the behavior of other market participants. Among the factors that could cause actual results to differ materially from such forward-looking statements are the following:

         1. The status of the economy in general, as well as in Westbank's primary market areas, western Massachusetts and northeastern Connecticut;

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

                                    PART III

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Pages 20 through 42 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1999, wherein this subject is covered.


ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                                       NONE


ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to Pages 4 through 8 of the Corporation's Proxy Statement to Stockholders for the 2000 Annual Meeting scheduled for April 19, 2000, wherein this subject is covered.


ITEM 11  EXECUTIVE COMPENSATION

References is made to Pages 8 through 11 of the Corporation's Proxy Statement to Stockholders for the 2000 Annual Meeting scheduled for April 19, 2000, wherein this subject is covered.


ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to Pages 6 and 7 of the Corporation's Proxy Statement to Stockholders for the 2000 Annual Meeting scheduled for April 19, 2000, wherein this subject is covered.


ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to Pages 6 through 13, of the Corporation's Proxy Statement to Stockholders for the 2000 Annual Meeting scheduled for April 19, 2000, wherein this subject is covered under the caption "Beneficial Ownership of Stock and Executive Compensation - Miscellaneous".



                                     III - 1

                                     PART IV



ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as a part of this report:

         1.    Financial Statements

               The following financial statements are incorporated in this Annual Report on Form 10-K by reference to the Corporation's Annual Report to Stockholders for the year ended December 31, 1999:



                              WESTBANK CORPORATION

                                                                                            Page of
                                                                                             Annual
                                                                                             Report
                                                                                            -------

               Independent Auditors' Reports                                                     43
               Consolidated Balance Sheets at December 31, 1999 and 1998                         20
               Consolidated Statements of Income for the years ended
                   December 31, 1999, 1998 and 1997                                              21
               Consolidated Statement of Stockholders' Equity from January 1, 1997,
                   to December 31, 1999                                                          22
               Consolidated Statements of Comprehensive Income for the years
                   ended December 31, 1999, 1998 and 1997                                        22
               Consolidated Statements of Cash Flows for the years ended
                   December 31, 1999, 1998 and 1997                                              23
               Notes to Consolidated Financial Statements                                   24 - 42


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


                                           WESTBANK CORPORATION


                                       By: /s/ Donald R. Chase
                                           -------------------------------------
                                           Donald R. Chase
                                           President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                         Title                                  Date
---------                         -----                                  ----

/s/ Donald R. Chase               President and
-----------------------------     Chief Executive Officer and Director   March 17, 2000
Donald R. Chase

/s/ Ernest N. Laflamme, Jr.       Chairman of the Board
-----------------------------     and Director                           March 17, 2000
Ernest N. Laflamme, Jr.

/s/ John M. Lilly                 Treasurer and
-----------------------------     Chief Financial Officer                March 17, 2000
John M. Lilly

/s/ Roland O. Archambault         Director                               March 17, 2000
-----------------------------
Roland O. Archambault


/s/ Mark A. Beauregard            Director                               March 17, 2000
-----------------------------
Mark A. Beauregard


/s/ David R. Chamberland          Director                               March 17, 2000
-----------------------------
David R. Chamberland


                                  Director                               March 17, 2000
-----------------------------
Leroy F. Jarrett


/s/ G. Wayne McCary               Director                               March 17, 2000
-----------------------------
G. Wayne McCary


/s/ Robert J. Perlak              Corporate Clerk and Director           March 17, 2000
-----------------------------
Robert J. Perlak


/s/ George R. Sullivan            Director                               March 17, 2000
-----------------------------
George R. Sullivan


/s/ James E. Tremble              Director                               March 17, 2000
-----------------------------
James E. Tremble

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