Form 10-Q
period 2000-03-31
WESTBANK CORP
filed 2000-05-11
CIK 742070

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

                  For the quarterly period ended MARCH 31, 2000

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

                            YES X          NO

Common stock, par value $2 per share: 4,216,933 shares outstanding as of April 30, 2000.

                      WESTBANK CORPORATION AND SUBSIDIARIES


                                      INDEX


                         PART I - FINANCIAL INFORMATION

                                                                                              Page
                                                                                              ----
Financial Statements

      Condensed Consolidated Balance Sheets                                                    3

      Condensed Consolidated Statements of Income and Comprehensive Income                     4

      Condensed Consolidated Statements of Stockholders' Equity                                5

      Condensed Consolidated Statements of Comprehensive Income                                5

      Condensed Consolidated Statements of Cash Flows                                          6

      Notes to Condensed Consolidated Financial Statements                                     7-8

Management's Discussion and Analysis of
Financial Condition and Results of Operations                                                  9-16


                           PART II - OTHER INFORMATION


ITEM 1.    Legal Proceedings                                                                   17

ITEM 2.    Changes in Securities and Use of Proceeds                                           17

ITEM 3.    Defaults upon Senior Securities                                                     17

ITEM 4.    Submission of Matters to a Vote of Security Holders                                 17

ITEM 5.    Other Information                                                                   17

ITEM 6.    Exhibits and Reports on Form 8-K                                                    18

           Signatures                                                                          20

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        (Unaudited)
 (Dollar amounts in thousands)                                                          March 31, 2000             December 31, 1999
 -----------------------------                                                          --------------             -----------------
ASSETS
Cash and due from banks:
     Non-interest bearing                                                                  $ 14,762                     $ 17,006
     Interest bearing                                                                         1,032                        1,147
Federal funds sold                                                                              129                       13,389
                                                                                           --------                     --------
Total cash and cash equivalents                                                              15,923                       31,542
                                                                                           --------                     --------
Investment securities available for sale                                                     81,122                       69,516
Investment securities held to maturity
     (approximate market value of
     $11,296 in 2000 and $11,472 in 1999)                                                    11,716                       11,804
                                                                                           --------                     --------
Total securities                                                                             92,838                       81,320
                                                                                           --------                     --------
Loans                                                                                      $438,180                     $440,319
Mortgage loans held-for-sale                                                                  2,141                        2,156
Allowance for loan losses                                                                     3,820                        3,908
                                                                                           --------                     --------
     Net loans                                                                              436,501                      438,567
Bank premises and equipment                                                                   7,650                        7,809
Other real estate owned                                                                         512                          442
Accrued interest receivable                                                                   2,676                        3,243
Intangible assets                                                                             9,856                        9,971
Other assets                                                                                  4,391                        3,256
                                                                                           --------                     --------
TOTAL ASSETS                                                                               $570,347                     $576,150
                                                                                           --------                     --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Non-interest bearing                                                                  $ 58,851                     $ 59,643
     Interest bearing                                                                       419,893                      419,253
                                                                                           --------                     --------
         Total Deposits                                                                     478,744                      478,896
Borrowed funds                                                                               41,227                       46,546
Accrued interest payable                                                                        646                          732
Other liabilities                                                                             1,294                        1,433
                                                                                           --------                     --------
         Total Liabilities                                                                  521,911                      527,607
                                                                                           --------                     --------
Mandatory redeemable preferred stock                                                         17,000                       17,000
                                                                                           --------                     --------
Stockholders' Equity:
Common stock      -        $2 par value
     Authorized   - 9,000,000 shares
     Issued       - 4,233,870 shares in 2000 and
                  - 4,283,719 shares in 1999                                                  8,567                        8,567
Additional paid in capital                                                                   11,640                       11,633
Retained earnings                                                                            13,789                       13,317
Treasury stock                                                                                 (448)
Accumulated other comprehensive income(loss)                                                 (2,112)                      (1,974)
                                                                                           --------                     --------
         Total Stockholders' Equity                                                          31,436                       31,543
                                                                                           --------                     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $570,347                     $576,150
                                                                                           ========                     ========


     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollar amounts in thousands)
Three months ended March 31,                                                                 2000                         1999
----------------------------                                                                 ----                         ----
Income:
     Interest and fees on loans                                                          $    8,692                    $    6,029
     Interest and dividend income on securities                                               1,523                         1,276
     Interest on temporary investments                                                           68                            38
                                                                                         ----------                    ----------
Total interest and dividend income                                                           10,283                         7,343
Interest expense                                                                              5,295                         3,325
                                                                                         ----------                    ----------
Net interest income                                                                           4,988                         4,018
Provision for loan losses                                                                        65                            75
                                                                                         ----------                    ----------
Net interest income after
     provision for loan losses                                                                4,923                         3,943
                                                                                         ----------                    ----------
Non-interest income:
     Investment security gains(losses)                                                            0                            92
     Other non-interest income                                                                  578                           526
                                                                                         ----------                    ----------
Total non-interest income                                                                       578                           618
                                                                                         ----------                    ----------
Non-interest expenses:
     Salaries and benefits                                                                    2,042                         1,497
     Other non-interest expense                                                               1,680                         1,110
     Occupancy - net                                                                            354                           308
                                                                                         ----------                    ----------
Total non-interest expense                                                                    4,076                         2,915
                                                                                         ----------                    ----------
Income before income taxes                                                                    1,425                         1,646
Income taxes                                                                                    524                           625
                                                                                         ----------                    ----------
NET INCOME                                                                               $      901                    $    1,021
                                                                                         ----------                    ----------
Net income per share
                                   -  Basic                                              $     0.21                    $     0.24
                                   -  Diluted                                            $     0.21                    $     0.24

Weighted average shares outstanding
                                   -  Basic                                               4,272,683                     4,210,870
                                   -  Dilutive Option Shares                                 58,027                       127,855
                                                                                         ----------                    ----------
                                   -  Diluted                                             4,330,710                     4,338,725
                                                                                         ==========                    ==========

     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 1999 AND THREE MONTHS ENDED MARCH 31, 2000

(2000 Unaudited)

 (Dollar amounts in thousands)


                                         COMMON STOCK                                                ACCUMULATED
                                      ------------------     ADDITIONAL                                 OTHER
                                      NUMBER       PAR       PAID-IN       RETAINED       TREASURY   COMPREHENSIVE
                                      OF SHARES    VALUE     CAPITAL       EARNINGS        STOCK     INCOME/(LOSS)       TOTAL
                                      ---------    -----     -------       --------        -----     -------------       -----
BALANCE - DECEMBER 31, 1998           4,198,838   $8,397     $11,076       $10,803                   $   214            $30,490
Net income                                                                   4,167                                        4,167
Cash dividends declared
     ($.40 per share)                                                       (1,653)                                      (1,653)
Shares issued:
     Stock Option Plan                   30,255       61          78                                                        139
     Dividend Reinvestment
         and Stock Purchase Plan         54,626      109         479                                                        588
Unrealized gain (loss) on
     securities available for sale                                                                    (2,188)            (2,188)
                                                                                                     --------           --------
BALANCE - DECEMBER 31, 1999           4,283,719    8,567      11,633        13,317                    (1,974)            31,543
Net income                                                                     901                                          901
Cash dividends declared
     ($.10 per share)                                                         (429)                                        (429)
Treasury shares:
     Redeemed                           (66,100)                                           (601)                           (601)
     Reissued                            16,251                    7                        153                             160
Unrealized gain (loss) on
     securities available for sale                                                                      (138)              (138)
                                                                                                     --------           --------
BALANCE - MARCH 31, 2000              4,233,870   $8,567     $11,640       $13,789         (448)     $(2,112)           $31,436
                                      =========   ======     =======       =======         =====     ========           ========


CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

Three months ended March 31,                                                       2000                   1999
----------------------------                                                       ----                   ----
Net Income                                                                         $901                 $1,021
                                                                                   ----                 ------
Unrealized gain (loss) on securities available for sale,
     net of income taxes (benefit) of ($85) in 2000
     and ($252) in 1999                                                            (138)                  (411)
     Less:  reclassification adjustment for gains (losses)
         included in net income, net of income taxes of
         $35 in 1999                                                                                        57
                                                                                                        ------
Other Comprehensive Income (Loss)                                                  (138)                  (354)
                                                                                   ----                 ------
COMPREHENSIVE INCOME                                                               $763                 $  667
                                                                                   ====                 ======

     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(Dollars amounts in thousands)

Three months ended March 31                                                                    2000                         1999
---------------------------                                                                    ----                         ----
Operating activities:
Net income                                                                                  $   901                     $  1,021
     Adjustments to reconcile net income to
         net cash provided by operating activities:
              Provision for loan losses                                                          65                           75
              Provision for other real estate owned                                                                           22
              Depreciation and amortization                                                     279                          233
              Intangible amortization                                                           115
              Realized gain on sale of securities                                                                            (92)
              Realized gain on sale of other real estate owned                                                                (7)
              Decrease in accrued interest receivable                                           567                           50
              Increase in other assets                                                       (1,135)                         (91)
              Increase/(decrease) in interest payable on deposits                               (86)                          41
              Increase/(decrease) in other liabilities                                           84                          (21)
                                                                                            -------                     --------
Net cash provided by operating expenses                                                         790                        1,231
                                                                                            =======                     ========
Investing activities:
     Investments and mortgage-backed securities:
         Held to maturity:
              Purchases                                                                                                   (1,050)
              Proceeds from maturities and principal payments                                    88                       15,352
         Available for sale:
              Purchases                                                                     (12,167)                      (8,000)
              Proceeds from sales                                                                                          4,771
              Proceeds from maturities and principal payments                                   423                        2,542
Purchases of premises and equipment                                                            (120)                        (259)
Net increase (decrease) in loans                                                              1,853                      (25,922)
Proceeds from sale of other real estate owned                                                    78                          187
                                                                                            -------                     --------
Net cash used in investing activities                                                        (9,845)                     (12,379)
                                                                                            =======                     ========
Financing activities:
     Net (decrease) in borrowings                                                            (5,542)                     (10,480)
     Net increase (decrease) in deposits                                                       (152)                      20,781
     Treasury stock (purchased)/issued, net                                                    (441)                         173
     Dividends paid                                                                            (429)                        (380)
                                                                                            -------                     --------
Net cash (used in)/provided by financing activities                                          (6,564)                      10,094
                                                                                            =======                     ========
Decrease in cash and cash equivalents                                                       (15,619)                      (1,054)
Cash and cash equivalents at beginning of period                                             31,542                       14,240
                                                                                            -------                     --------
Cash and cash equivalents at end of period                                                  $15,923                     $ 13,186
                                                                                            =======                     ========
Cash paid:
     Interest on deposits and other borrowings                                              $ 5,381                     $  3,284
     Income taxes                                                                               509                          462
Supplemental disclosure of cash flow information:
     Transfer of loans to other real estate owned                                               277

                See notes to consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2000 AND 1999

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


NOTE B  -  CURRENT OPERATING ENVIRONMENT

Park West operates thirteen banking offices located in Hampden County, Massachusetts, and also operates a Trust Department providing services normally associated with holding property in a fiduciary or agency capacity. A full range of retail banking services is furnished to individuals, businesses and non-profit organizations. Cargill Bank operates five offices in Windham County, Connecticut. A full range of retail banking services is furnished to individuals, businesses and non-profit organizations. The primary source of revenue for Park West and Cargill is derived from providing loans to customers who are predominantly located in Park West's and Cargill's service areas.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") imposes significant regulatory restrictions and requirements on banking institutions insured by the FDIC and their holding companies. FDICIA established capital categories into which financial institutions are placed based on capital level. Each capital category establishes different degrees of regulatory restrictions which can apply to a financial institution. As of March 31, 2000, Park West and Cargill's capital was at a level that placed the Banks in the "well capitalized" category as defined by FDICIA.

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

The accompanying unaudited condensed consolidated financial statements for the first quarter ended March 31, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

For further information, please refer to the Consolidated Financial Statements and footnotes thereto included in the Westbank Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE D  -  ACQUISITION OF BRANCHES

On October 29, 1999, the Corporation completed its acquisition of the Connecticut division of New London Trust, F.S.B. The two New London Trust offices became part of Cargill Bank, increasing its number of offices to five. The Corporation has accounted for this acquisition on the purchase method, including the results of their operations since October 29, 1999. The intangible assets are being amortized over fifteen (15) years.

The pro forma results of operations for the three months ended March 31, 1999, as if this acquisition had occurred at the beginning of 1999, were as follows:

         Net interest income                  $4,878
         Net income                           $1,022
         Basic earnings per share             $  .24
         Diluted earnings per share           $  .23


NOTE E  -  COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, there are outstanding commitments and contingent liabilities, such as standby letters of credit and commitments to extend credit. As of March 31, 2000, standby letters of credit amounted to $772,000, loan commitments were $32,041,000 and unused balances available on home equity lines of credit were $8,415,000.

Trust Assets - Property with a book value of $115,366,000 at March 31, 2000, held for customers in a fiduciary or agency capacity, is not included in the accompanying balance sheet since such items are not assets of the Bank.


NOTE F -  STOCKHOLDERS' EQUITY

The FDIC imposes leverage capital ratio requirements for state non-member Banks. In addition, the FDIC has established risk-based capital requirements for insured institutions for Tier 1 risk-based capital of 4.00% and total risk-based capital of 8.00%.

The capital ratios of Park West and Cargill as of March 31, 2000, were as follows:

                                                      Park West Bank
                                                     and Trust Company                 Cargill Bank
                                                     -----------------                 ------------
     Leverage Capital Ratio                               7.38%                            6.05%
     Tier 1 Risk-Based Capital                           10.99%                           11.03%
     Total Risk-Based Capital                            11.86%                           12.29%

As of March 31, 2000, both Park West and Cargill met the criteria which classified them as well-capitalized financial institutions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 AND 1999


CHANGES IN FINANCIAL CONDITION  -
Total consolidated assets amounted to $570,347,000 on March 31, 2000, compared to $576,150,000 on December 31, 1999. As of March 31, 2000, and March 31, 1999,
earning assets amounted to, respectively, $534,320,000 or 94% of total assets, and $394,176,000 or 95% of total assets. Earning assets decreased during the first three months of 2000 as a result of decreases in loans and temporary investments. A similar decrease in borrowed funds offset the decline in earning assets.


CHANGES IN RESULTS OF OPERATIONS  -
For the quarter ended March 31, 2000, net income totaled $901,000 compared to $1,021,000 for the three-month period ended March 31, 1999.

Non-interest income increased by $52,000 during the first quarter of 2000 compared to the first quarter of 1999. During the first quarter of 1999, the Corporation recognized a gain on sale of securities available for sale totaling $92,000.

Non-interest expense totaled $4,076,000 for the quarter ended March 31, 2000, an increase of $1,161,000 versus the first quarter of 1999. Included in the results for the period ended March 31, 2000 were approximately $230,000 in expenses related to the integration of the New London Trust branch acquisition into the Corporation's Connecticut banking subsidiary, Cargill Bank.

An overall increase in interest income and interest expense reflects an increase in volume and a decrease in interest rates on earning assets and interest-bearing deposits. Further analysis is provided in sections on net interest revenue and supporting schedules.

The significant increase in net interest income and non-interest expense versus the first quarter of 1999 is the result of the acquisition of the New London Trust, F.S.B., branches.


ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS  -
A decrease of $10,000 has been reflected in the provision for loan losses in the quarter, with $65,000 being provided compared to $75,000 in 1999. Loans written off against the allowance for loan losses after recoveries amounted to $153,000 for the first three months of 2000 versus $71,000 for the same period of 1999.

After giving effect to the actions described above, the allowance for loan losses at March 31, 2000, totaled $3,820,000 or 0.87% of total loans, as compared to $3,908,000 or 0.88% at December 31, 1999.

Non-performing past due loans at March 31, 2000, aggregated $1,377,000 or 0.31% of total loans compared to $2,439,000 or 0.55% at December 31, 1999. The percentage of non-performing and past due loans compared to total assets on those same dates, respectively, amounted to 0.24% and 0.42%.

Other real estate owned increased during the most recent quarter by $70,000 compared to 1999 and totals $512,000. The percentage of other real estate owned to total assets as of March 31, 2000, and December 31, 1999, amounted to 0.09% and 0.08% respectively.

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

YEAR 2000

The transition of the Corporation and its computer system from the Year 1999 into the Year 2000 (Y2K) was without incident. All systems operated normally at the start of the new year and at all subsequent critical dates, as outlined by the Federal Financial Institution Examining Council. The approximate cost incurred by the Corporation for Y2K readiness was $552,000. No significant additional costs are expected during 2000. The Corporation will continue to review Year 2000 issues throughout the current year.


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

(Dollar amounts in thousands)

Quarter ended March 31,                                                             2000                1999
-----------------------                                                             ----                ----
Interest and dividend income                                                     $10,283              $7,343
Interest expense                                                                   5,295               3,325
                                                                                 -------              ------
Net interest income                                                                4,988               4,018
Tax equivalent adjustment                                                             32                   0
                                                                                 -------              ------
NET INTEREST INCOME (TAXABLE EQUIVALENT)                                         $ 5,020              $4,018
                                                                                 =======              ======


INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS

(Dollar amounts in thousands)

Quarter ended March 31,                                         2000                                  1999
-----------------------                                         ----                                  ----
                                                      Average                              Average
                                                      Balance         Rate                 Balance            Rate
                                                      -------         ----                 -------            ----
Earning Assets                                       $531,480         7.76%                $386,667           7.60%
                                                     --------         ----                 --------           ----
Interest-bearing liabilities                          474,709         4.46%                 324,564           4.10%
                                                     --------         ----                 --------           ----
Interest rate spread                                                  3.30                                    3.50
                                                     --------         ----                 --------           ----
Interest-free resources used
     to fund earning assets                            56,771                                62,103
                                                     --------         ----                 --------           ----
Total Sources of Funds                               $531,480         3.99                 $386,667           3.44
                                                     --------         ----                 --------           ----
NET YIELD ON EARNING ASSETS                                           3.77%                                   4.16%
                                                     ========         ====                 ========           ====

CHANGES IN NET INTEREST INCOME

(Dollar amounts in thousands)

                                                                         QUARTER ENDED MARCH 31, 2000
                                                                                   OVER
                                                                         QUARTER ENDED MARCH 31, 1999
                                                                         ----------------------------
                                                                                CHANGE DUE TO
                                                                 VOLUME             RATE            TOTAL
                                                                 ------             ----            -----
Interest Income:
     Loans                                                       $2,668              $23            $2,691
Securities                                                          153               98               251
     Federal Funds                                                   13               17                30
                                                                 ------             ----            ------
Total Interest Earned                                             2,834              138             2,972
Interest Expense:
     Interest-bearing deposits                                    1,200               68             1,268
     Other borrowed funds                                           497              205               702
                                                                 ------            -----            ------
     Total Interest Expense                                       1,697              273             1,970
                                                                 ------            -----            ------
NET INTEREST INCOME                                              $1,137            $(135)           $1,002
                                                                 ======            =====            ======

Net interest earned on a taxable equivalent basis increased to $5,020,000 in the first quarter of 2000, up $1,002,000 as compared with the comparable period of 1999.

Average earning assets increased by $144,813,000 during the first quarter of 2000. The average earning base was $531,480,000 compared to $386,667,000 in the same period last year.


OPERATING EXPENSES

The components of total operating expenses for the periods and their percentage of gross income are as follows:

(Dollar amounts in thousands)

                                                                            QUARTER ENDED
                                                      ---------------------------------------------------------
                                                             3-31-00                            3-31-99
                                                      Amount         Percent              Amount        Percent
                                                      ------         -------              ------        -------
Salaries and benefits                                 $2,042         18.80%               $1,497        18.80%
Other non-interest expense                             1,680         15.47                 1,110        13.94
Occupancy - net                                          354          3.26                   308         3.88
TOTAL OPERATING EXPENSES                              $4,076         37.53%               $2,915        36.62%

For the three-month period ended March 31, 2000, operating expenses increased by approximately $1,161,000 over the 1999 period. Salaries and benefits increased by $545,000, while other non-interest expense increased by $570,000 and occupancy grew by $46,000. The increase is a direct result of the branch acquisition on October 29, 1999 and the related staffing and operating costs.

CAPITAL RATIOS

                                                              03/31/00          12/31/99
                                                              --------          --------
The following is the Corporation's
ratio of "Tier I" leverage capital
to total assets at end of period                               6.27%             6.34%

Regulatory risk-based capital requirements take into account the different risk categories of banking organizations by assigning risk weights to assets and the credit equivalent amounts of off-balance-sheet exposures. In addition, capital is divided into two (2) tiers. In this Corporation, Tier 1 includes the common stockholders' equity and a portion of the mandatory redeemable preferred stock; total risk-based, or supplementary, capital includes not only the equity but also a portion of the allowance for loan losses and a portion of the mandatory redeemable preferred stock.

The following are the Corporation's risk-based capital ratios at March 31, 2000:

Tier 1 Capital (minimum required 4.00%)                       9.56%
Total Risk-Based Capital (minimum required 8.00%)            12.20%


INTEREST RATE SENSITIVITY

The following table sets forth the distribution of the repricing of the Corporation's earning assets and interest-bearing liabilities as of March 31, 2000:

(Dollar amounts in thousands)

                                      Three          Over Three        Over One
                                     Months           Months to         Year to          Over Five
                                     or Less          One Year        Five Years           Years            Total
                                     -------          --------        ----------           -----            -----
Earning Assets                     $  63,587         $  65,136         $ 156,588         $249,009          $534,320
Interest-Bearing
     Liabilities                     163,625           141,159           156,119           17,217           478,120
                                   ---------         ---------         ---------         --------          --------
Interest Rate
     Sensitivity Gap               $(100,038)        $ (76,023)        $     469         $231,792          $ 56,200
                                   =========         =========         =========         ========          ========
Cumulative Interest
     Rate Sensitivity Gap          $(100,038)        $(176,061)        $(175,592)        $ 56,200

Interest Rate
     Sensitivity Gap Ratio            (18.72)%          (14.23)%            0.09%           43.38%

Cumulative Interest
     Rate Sensitivity Gap Ratio       (18.72)%          (32.95)%          (32.86)%          10.52%

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


PROVISION AND ALLOWANCE FOR LOAN LOSSES

(Dollar amounts in thousands)

Quarter ended March 31,                                                                      2000              1999
-----------------------                                                                      ----              ----
Balance at beginning of period                                                             $3,908            $2,665
Provision charged to expense                                                                   65                75
                                                                                           ------            ------
                                                                                            3,973             2,740
                                                                                           ------            ------
Less charge-offs:
     Loans secured by real estate                                                             138                 0
     Commercial and industrial loans                                                           12                87
     Consumer loans                                                                             9                18
                                                                                           ------            ------
                                                                                              159               105
                                                                                           ------            ------
Add-recoveries:
     Loans secured by real estate                                                               0                16
     Commercial and industrial loans                                                            0                15
     Consumer loans                                                                             6                 3
                                                                                           ------            ------
                                                                                                6                34
                                                                                           ------            ------
Net charge-offs                                                                               153                71
                                                                                           ------            ------
BALANCE AT END OF PERIOD                                                                   $3,820            $2,669
                                                                                           ======            ======
Net charge-offs to:
     Average loans                                                                            .03%           .02%
     Loans at end of period                                                                   .03%           .2%
     Allowance for loan losses (at January 1)                                                3.92%          2.66%
Allowance for loan losses (at March 31)
     as a percentage of:
         Average loans                                                                        .87%           .87%
         Loans at end of period                                                               .87%           .83%

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

NON-ACCRUAL, PAST DUE AND NON-PERFORMING LOANS

(Dollar amounts in thousands)

                                        03-31-00         12-31-99           09-30-99          06-30-99         03-31-99
                                        --------         --------           --------          --------         --------
Non-accrual loans                       $  996            $2,001            $  658            $  595           $   952
                                        ------            ------            ------            ------           -------
Loans contractually past
     due 90 days or more
     still accruing                        381               438               357               245               147
                                        ------            ------            ------            ------           -------
Total non-accrual, past due
     and restructured loans             $1,377            $2,439            $1,015            $  840           $ 1,099
                                        ======            ======            ======            ======           =======
Non-accrual, past due and
     restructured loans as a
     percentage of total loans            0.31%             0.55%             0.29%             0.25%             0.34%
                                        ======            ======            ======            ======           =======
Allowance for loan losses as a
     percentage of non-accrual, past
     due and restructured loans         277.41%           160.23%           262.27%           323.93%           264.52%

OTHER REAL ESTATE

Other real estate owned - net           $  512            $  442            $   84            $   85           $   347
                                        ======            ======            ======            ======           =======
Total non-performing assets             $1,889            $2,881            $1,099            $  925           $ 1,446
                                        ======            ======            ======            ======           =======
Non-performing assets as a
     percentage of total assets           0.33%             0.50%             0.24%             0.21%            0.35%
                                        ======            ======            ======            ======           ======

QUARTER-TO-DATE AVERAGE BALANCES
INTEREST EARNED - INTEREST EXPENSE

(Dollar amounts in thousands)

Three months ended March 31,                                   2000                                          1999
----------------------------                      --------------------------------            ---------------------------------
                                                  Balance    Interest         Rate            Balance       Interest       Rate
                                                  -------    --------         ----            -------       --------       ----
Federal funds sold and
     temporary investments                       $  5,033    $    68          5.40%           $  3,898      $   38          3.90%
Securities                                         86,172      1,527          7.09              77,266       1,276          6.60
Loans                                             440,275      8,720          7.92             305,503       6,029          7.89
                                                 --------    -------          ----            --------      ------          ----
Total earning assets                              531,480    $10,315          7.76%            386,667      $7,343          7.60%
                                                 --------    -------          ----            --------      ------          ----
Loan loss allowance                                (3,998)                                      (2,681)
All other assets                                   38,888                                       22,615
                                                 --------    -------          ----            --------      ------          ----
TOTAL ASSETS                                     $566,370                                     $406,601
                                                 ========    =======          ====            ========      ======          ====
LIABILITIES AND EQUITY
Interest bearing deposits                        $414,303    $ 4,348          4.20%           $299,707      $3,080          4.11%
Borrowed funds                                     60,406        947          6.27              24,857         245          3.94
                                                 --------    -------          ----            --------      ------          ----
Total interest bearing
     liabilities                                  474,709      5,295          4.46             324,564       3,325          4.10
                                                 --------    -------          ----            --------      ------          ----
Interest rate spread                                                          3.30%                                         3.50%
Demand deposits                                    58,117                                       49,222
Other liabilities                                   2,364                                        1,939
Shareholders' equity                               31,180                                       30,876
                                                 --------    -------          ----            --------      ------          ----
TOTAL LIABILITIES
     AND EQUITY                                  $566,370                                     $406,601
                                                 ========    =======          ====            ========      ======          ====
Net Interest Income(tax equivalent basis)                    $ 5,020                                        $4,018
Interest Earned/Earning Assets                                                7.76%                                         7.60%
Interest Expense/Earning Assets                                               3.99                                          3.44
                                                 --------    -------          ----            --------      ------          ----
Net Yield on Earning Assets                                                   3.77%                                         4.16%
Deduct tax equivalent adjustment                                  32                                             0
                                                 --------    -------          ----            --------      ------          ----
NET INTEREST INCOME                                          $ 4,988                                        $4,018
                                                 ========    =======          ====            ========      ======          ====

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

10.      Material Contracts  -  None

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

      b. Reports on Form 8-K - On January 13, 2000, the registrant filed a current report on Form 8-K regarding the acquisition of certain assets and assumption of certain liabilities of New London Trust, F.S.B., including two (2) branches in Connecticut and audited financial statements of the assets and liabilities acquired.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           WESTBANK CORPORATION



Date: May 11, 2000                         /s/ Donald R. Chase
                                           -------------------------------------
                                           Donald R. Chase
                                           President and Chief Executive Officer



Date:    May 11, 2000                      /s/ John M. Lilly
                                           -------------------------------------
                                           John M. Lilly
                                           Treasurer and Chief Financial Officer