Form 10-Q
period 2000-06-30
WESTBANK CORP
filed 2000-08-11
CIK 742070

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

                  For the quarterly period ended JUNE 30, 2000



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

                                  YES X   NO
                                     ---    ---


         Common stock, par value $2.00 per share: 4,208,907 shares outstanding as of July 31, 2000

                      WESTBANK CORPORATION AND SUBSIDIARIES

                                      INDEX



                         PART I - FINANCIAL INFORMATION



                                                                            Page
Financial Statements
      Condensed Consolidated Balance Sheets                                    3
      Condensed Consolidated Statements of Income                              4
      Condensed Consolidated Statements of Comprehensive Income                5
      Condensed Consolidated Statements of Stockholders' Equity                6
      Condensed Consolidated Statements of Cash Flows                          7
      Notes to Condensed Consolidated Financial Statements                     8-9
      Management's Discussion and Analysis of
           Financial Condition and Results of Operations                      10-17



                           PART II - OTHER INFORMATION


ITEM 1.       Legal Proceedings                                               18
ITEM 2.       Changes in Rights of Securities Holders                         18
ITEM 3.       Defaults by Company on its Senior Securities                    18
ITEM 4.       Results of Votes on Matters Submitted
                    to a Vote of Security Holders                             18
ITEM 5.       Other Events                                                    18
ITEM 6.       Exhibits and Reports on Form 8-K                                19
Signatures                                                                    20

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                (Unaudited)
(Dollar amounts in thousands)                                  June 30, 2000    December 31, 1999
-----------------------------                                  -------------    -----------------
ASSETS
      Cash and due from banks:
      Non-interest bearing                                       $  16,118         $  17,006
      Interest bearing                                                 572             1,147
Federal funds sold                                                   1,426            13,389
                                                                 ---------         ---------
Total cash and cash equivalents                                     18,116            31,542
                                                                 ---------         ---------
Investment securities available for sale                            87,751            69,516
Investment securities held to maturity
      (fair value of $11,250 in 2000 and $11,472 in 1999)           11,596            11,804
                                                                 ---------         ---------
Total securities                                                    99,347            81,320
                                                                 ---------         ---------
Loans                                                              447,527           440,319
Mortgage loans held-for-sale                                         2,042             2,156
Allowance for loan losses                                           (3,896)           (3,908)
                                                                 ---------         ---------
      Net loans                                                    445,673           438,567
Bank premises and equipment                                          7,484             7,809
Other real estate owned                                                672               442
Accrued interest receivable                                          3,848             3,243
Intangible assets                                                    9,685             9,971
Other assets                                                         4,729             3,256
                                                                 ---------         ---------
TOTAL ASSETS                                                     $ 589,554         $ 576,150
                                                                 =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
      Non-interest bearing                                       $  58,168         $  59,643
      Interest bearing                                             428,924           419,253
                                                                 ---------         ---------
      Total Deposits                                               487,092           478,896
Borrowed funds                                                      50,742            46,546
Accrued interest payable                                               569               732
Other liabilities                                                    2,396             1,433
                                                                 ---------         ---------
      Total Liabilities                                            540,799           527,607
                                                                 ---------         ---------
Mandatory redeemable preferred stock                                17,000            17,000
                                                                 ---------         ---------
Stockholders' Equity:
      Common stock     -  $2.00 par value
           Authorized  -  9,000,000 shares
           Issued      -  4,192,882 shares in 2000 and
                          4,283,719 shares in 1999                   8,567             8,567
      Additional paid in capital                                    11,638            11,633
      Retained earnings                                             14,445            13,317
      Treasury stock                                                  (799)
      Accumulated other comprehensive income (loss)                 (2,096)           (1,974)
                                                                 ---------         ---------
           Total Stockholders' Equity                               31,755            31,543
                                                                 ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 589,554         $ 576,150
                                                                 =========         =========

     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME



(Unaudited)
(Dollar amounts in thousands)
                                                                     QUARTER ENDED                    SIX MONTHS ENDED
                                                                6-30-00       06-30-99            06-30-00        06-30-99
                                                                -------       --------            --------        --------
Income:
      Interest and fees on loans                                 $8,815        $6,504              $17,507         $12,533
      Interest on federal funds sold                                 28            35                   96              73
      Interest on securities                                      1,723         1,114                3,246           2,390
                                                                 ------        ------              -------         -------
                                                                 10,566         7,653               20,849          14,996
Interest expense                                                  5,665         3,481               10,960           6,806
                                                                 ------        ------              -------         -------
Net interest income                                               4,901         4,172                9,889           8,190
Provision for loan losses                                            75             2                  140              77
                                                                 ------        ------              -------         -------
Net interest income after provision                               4,826         4,170                9,749           8,113
                                                                 ------        ------              -------         -------
Investment security gains                                                                                               92
Other non-interest income                                           606           492                1,184           1,018
                                                                 ------        ------              -------         -------
Total non-interest income                                           606           492                1,184           1,110
                                                                 ------        ------              -------         -------
Operating expense:
      Salaries and benefits                                       1,920         1,470                3,962           2,967
      Other operating expenses                                    1,509         1,163                3,189           2,273
      Occupancy - net                                               332           306                  686             614
                                                                 ------        ------              -------         -------
Total operating expenses                                          3,761         2,939                7,837           5,854
                                                                 ------        ------              -------         -------
Income before income taxes                                        1,671         1,723                3,096           3,369
Income taxes                                                        592           652                1,116           1,277
                                                                 ------        ------              -------         -------
Net Income                                                       $1,079        $1,071              $ 1,980        $  2,092
                                                                 ======        ======              =======        ========

Earnings per share
           -  Basic                                               $0.26         $0.25                $0.47           $0.50
           -  Diluted                                             $0.25         $0.25                $0.46           $0.48
Weighted average shares outstanding
           -  Basic                                           4,204,822     4,225,943            4,238,753       4,218,407
           -  Dilutive option shares                             50,042        94,132               54,018         118,172
           -  Diluted                                         4,254,864     4,320,075            4,292,771       4,336,579



     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME



(Unaudited)
(Dollar amounts in thousands)
                                                           QUARTER ENDED                 SIX MONTHS ENDED
                                                      06-30-00       06-30-99        06-30-00        06-30-99
                                                      --------       --------        --------        --------
Net Income                                             $ 1,079        $ 1,071         $ 1,980         $ 2,092
                                                       -------        -------         -------         -------
Other comprehensive income:
      Unrealized gain/(loss) on securities
      available for sale, net of income
      taxes (benefits) of $9 and $(481) for the
      quarter and $(75) and $(733) for
      the six-month periods ended June 30, 2000
      and 1999, respectively                                16           (785)           (122)         (1,196)

      Reclassification adjustment for
      gains included in net income,
      net of income taxes of $35 for
      the six-month period ended
      June 30, 1999                                                                                        57
                                                       -------        -------         -------         -------
Other comprehensive income (loss)                           16           (785)           (122)         (1,139)
                                                       -------        -------         -------         -------
Comprehensive Income                                   $ 1,095        $   286         $ 1,858         $   953
                                                       =======        =======         =======         =======

     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 1999 AND SIX MONTHS ENDED JUNE 30, 2000


(2000 unaudited)
(Dollar amounts in thousands)


                                                                                                         ACCUMULATED
                                                                                                           OTHER
                                              COMMON STOCK        ADDITIONAL                            COMPREHENSIVE
                                           NUMBER         PAR      PAID IN       RETAINED    TREASURY      INCOME/
                                          OF SHARES      VALUE     CAPITAL       EARNINGS     STOCK        (LOSS)         TOTAL
BALANCE - DECEMBER 31, 1998               4,198,838     $8,397     $11,076        $10,803                    $    214    $30,490

Net income                                                                          4,167                                  4,167
Cash dividend declared
  ($.40 per share)                                                                 (1,653)                                (1,653)

Shares issued:
  Stock Option Plan                          30,255         61            78                                                 139
  Dividend Reinvestment
      and Stock Purchase Plan                54,626        109           479                                                 588
  Changes in unrealized loss on
      securities available for sale                                                                            (2,188)    (2,188)
                                          ---------     ------       -------      -------      ------         -------    -------
BALANCE - DECEMBER 31, 1999               4,283,719      8,567        11,633       13,317                      (1,974)    31,543

Net income                                                                          1,980                                  1,980
Cash dividend declared
  ($.20 per share)                                                                   (852)                                  (852)

Treasury Shares:
  Redeemed                                 (123,200)                                          $(1,097)                    (1,097)
  Reissued                                   32,363                        5                      298                        303
  Changes in unrealized loss on
      securities available for sale                                                                              (122)      (122)
                                          ---------     ------       -------      -------      ------         -------    -------
BALANCE - JUNE 30, 2000                   4,192,882     $8,567       $11,638      $14,445      $ (799)        $(2,096)   $31,755
                                          =========     ======       =======      =======      ======         =======    =======



     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
SIX MONTHS ENDED JUNE 30, 2000 AND 1999

(Unaudited)
(Dollar amounts in thousands)

                                                                               2000             1999
Operating activities:
      Net income                                                             $  1,980         $  2,092
           Adjustments to reconcile net income to
           net cash provided by operating activities:
                Provision for loan losses                                         140               77
                Depreciation and amortization                                     525              471
                Intangible amortization                                           286
                Realized gain on sale of securities                                                (92)
                Realized gain on sale of other real estate owned                                    19
                Increase in accrued interest receivable                          (605)            (144)
                Increase in other assets                                       (1,473)            (618)
                Increase/(Decrease) in interest payable on deposits              (163)              41
                Increase/(Decrease) in other liabilities                        1,186             (784)
                                                                             --------         --------
                Net cash provided by operating activities                       1,876            1,062
                                                                             --------         --------
Investing activities:
      Investments and mortgage-backed securities:
           Held to maturity:
                Purchases                                                                       (1,050)
                Proceeds from maturities and principal payments                   208           19,106
           Available for sale:
                Purchases                                                     (19,366)         (20,686)
                Proceeds from sales                                                              4,679
                Proceeds from maturities                                          878           10,307
      Purchases of premises and equipment                                        (200)            (530)
      Net (increase)/decrease in loans                                         (7,423)         (44,417)
      Proceeds from sale of other real estate owned                                78              381
                                                                             --------         --------
           Net cash used in investing activities                              (25,825)         (32,210)
                                                                             --------         --------
Financing activities:
      Net increase in borrowed funds                                            3,973            4,250
      Net increase in deposits                                                  8,196           27,817
      Proceeds from exercise of stock options and stock purchase plan                              324
      Treasury stock (purchased)/issued, net                                     (794)
      Dividends paid                                                             (852)            (801)
                                                                             --------         --------
           Net cash provided by financing activities                           10,523           31,590
                                                                             --------         --------
Increase/(Decrease) in cash and cash equivalents                              (13,426)             442
Cash and cash equivalents at beginning of period                               31,542           14,240
                                                                             --------         --------
Cash and cash equivalents at end of period                                   $ 18,116         $ 14,682
                                                                             ========         ========
Cash paid during the period:
      Interest on deposits and other borrowings                              $ 11,123         $  6,765
      Income taxes                                                              1,147            1,191
Supplemental disclosure of cash flow information:
      Transfers of loans to other real estate owned                               308


     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER AND SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999


(Unaudited)


NOTE A  -  GENERAL INFORMATION

Westbank Corporation (hereinafter sometimes referred to as "Westbank" or the "Corporation") is a registered Financial Holding Company organized to facilitate the expansion and diversification of the business of Park West Bank and Trust Company and Cargill Bank (hereinafter sometimes referred to as "Park West" or "Cargill" and collectively as the "Banks") into additional financial services related to banking. Substantially all operating income and net income of the Corporation are presently accounted for by Park West and Cargill.


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

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") imposes significant regulatory restrictions and requirements on banking institutions insured by the FDIC and their holding companies. FDICIA established capital categories into which financial institutions are placed based on capital level. Each capital category establishes different degrees of regulatory restrictions that can apply to a financial institution. As of June 30, 2000, Park West and Cargill's capital was at a level that placed the Banks in the "well capitalized" category as defined by FDICIA.

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

The accompanying unaudited condensed consolidated financial statements for the quarter and six months ended June 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting or normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

The pro forma results of operations for the quarter and six months ended June 30, 1999, as if this acquisition had occurred at the beginning of 1999, were as follows:

                                                 Quarter              Six Months
                                                 -------              ----------
           Net interest income                   $5,032                 $9,910
           Net income                            $1,072                 $2,094
           Basic earnings per share               $0.25                  $0.50
           Diluted earnings per share             $0.25                  $0.48

NOTE E  -  COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, there are outstanding commitments and contingent liabilities, such as standby letters of credit and commitments to extend credit. As of June 30, 2000, standby letters of credit amounted to $764,000 and loan commitments were $28,497,000 and unused balances available on home equity lines of credit were $11,966,000.

Trust Assets - Property with a book value of $115,858,000 at June 30, 2000 held for customers in a fiduciary or agency capacity is not included in the accompanying balance sheet since such items are not assets of the Bank.


NOTE F  -  STOCKHOLDERS' EQUITY

The FDIC imposes leverage capital ratio requirements for state non-member banks. In addition, the FDIC has established risk-based capital requirements for insured institutions for Tier 1 risk-based capital of 4.00% and total risk-based capital of 8.0%.

The capital ratios of Park West and Cargill as of June 30, 2000 were as follows:


                                            Park West Bank
                                         and Trust Company          Cargill Bank
                                         -----------------          ------------
      Leverage Capital Ratio                     7.34%                     5.92%
      Tier 1 Risk-Based Capital                 10.77%                    10.95%
      Total Risk-Based Capital                  11.64%                    12.20%


As of June 30, 2000, both Park West and Cargill met the criteria which classified them as well capitalized financial institutions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Changes in Financial Condition

Total consolidated assets amounted to $589,554,000 on June 30, 2000, compared to $576,150,000 on December 31, 1999. As of June 30, 2000 and June 30, 1999,
earning assets amounted to, respectively, $550,914,000 or 93% of total assets and $538,331,000 or 93% of total assets. Earning assets increased during the first six months of 2000 as a result of an increase in loans and investments. Deposits originated throughout the Corporation's branch system and short-term borrowings with the Federal Home Loan Banks funded the growth in assets.


Changes in Results of Operations

For the quarter ended June 30, 2000, net income totaled $1,079,000, compared to $1,071,000 for the quarter ended June 30, 1999. For the six months ended June 30, 2000, net income was $1,980,000, compared to $2,092,000 for the same period during 1999. Included in the results for the six months ended June 30, 2000 were approximately $230,000 in expenses related to the integration of the branch acquisition in northeast Connecticut.

An overall increase in interest income and interest expense reflects an increase in volume and interest rates on earning assets and an increase in volume and increase in rates on interest-bearing liabilities. Further analysis is provided in sections on net interest revenue and supporting schedules.


Allowance for Loan Losses and Non-Performing Assets

The Corporation's provision for loan losses in the current quarter was $75,000, compared to $2,000 for the same period in 1999. Loans written off against the allowance for loan losses after recoveries amounted to $152,000 for the six months ended June 30, 2000.

After giving effect to the actions described above, the allowance for loan losses at June 30, 2000, totaled $3,896,000 or .87% of total loans, as compared to $3,908,000 or .87% at December 31, 1999.

Non-performing past due loans at June 30, 2000, aggregated $1,469,000 or .33% of total loans, compared to $2,439,000 or .55% at December 31, 1999. The percentage of non-performing and past due loans compared to total assets on those same dates, respectively, amounted to .25% and .42%. The change in non-performing loans was primarily the result of the sale of a pool of classified loans during the first quarter of the year.

Other real estate owned at June 30, 2000, totaled $672,000 and stands at .11% of total assets at the end of the current quarter.

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

 (Dollar amounts in thousands)

                                        QUARTER ENDED               SIX MONTHS ENDED
                                   06-30-00       06-30-99       06-30-00       06-30-99
                                   --------       --------       --------       --------
Interest and dividend income        $10,566        $ 7,653        $20,849        $14,996
Interest expense                      5,665          3,481         10,960          6,806
                                    -------        -------        -------        -------
Net interest income                 $ 4,901        $ 4,172        $ 9,889        $ 8,190
                                    =======        =======        =======        =======


INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS

(Dollar amounts in thousands)
                                         QUARTER ENDED JUNE 30,                       SIX MONTHS ENDED JUNE 30,
                                      2000                   1999                    2000                   1999
                                      ----                   ----                    ----                   ----
                                    Average                 Average                 Average                Average
                                    Balance    Rate         Balance     Rate        Balance     Rate       Balance     Rate
                                    -------    ----         -------     ----        -------     ----       -------     ----
Earning Assets                     $542,974    7.81%       $403,316     7.59%      $537,227     7.79%     $394,995     7.59%
                                   --------    ----        --------     ----       --------     ----      --------     ----
Interest-bearing
      liabilities                   485,124    4.67         338,717     4.11        479,918     4.57       331,640     4.10
                                   --------    ----        --------     ----       --------     ----      --------     ----
Interest rate spread                           3.14                     3.48                    3.22                   3.49
                                   --------    ----        --------     ----       --------     ----      --------     ----
Interest-free resources
      used to fund
      earning assets                 57,850                  64,599                  57,309                 63,355
                                   --------    ----        --------     ----       --------     ----      --------     ----
Total Sources of Funds             $542,974                $403,316                $537,227               $394,995
                                   ========    ====        ========     ====       ========     ====      ========     ====
Net Yield on Earning Assets                    3.64%                    4.14%                   3.71%                  4.15%
                                   ========    ====        ========     ====       ========     ====      ========     ====

WESTBANK CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)


CHANGES IN NET INTEREST INCOME

(Dollar amounts in thousands)

                                                QUARTER ENDED 06-30-00                SIX MONTHS ENDED 06-30-00
                                                         OVER                                    OVER
                                                QUARTER ENDED 06-30-99                SIX MONTHS ENDED 06-30-99
                                                     CHANGE DUE TO                           CHANGE DUE TO
                                           VOLUME         RATE        TOTAL       VOLUME         RATE         TOTAL
                                           ------         ----        -----       ------         ----         -----
Interest Income:
      Loans                                $2,219         $125       $2,344       $4,887         $148        $5,035
      Securities                              511          101          612          664          199           863
      Federal funds                           (13)           6           (7)                       23            23
                                            -----          ---        -----        -----          ---         -----
Total Interest Earned                       2,717          232        2,949        5,551          370         5,921
                                            -----          ---        -----        -----          ---         -----
Interest Expense:
      Interest-bearing deposits             1,204          225        1,429        2,404          293         2,697
      Other borrowed funds                    519          236          755        1,016          441         1,457
                                            -----          ---        -----        -----          ---         -----
Total Interest Expense                      1,723          461        2,184        3,420          734         4,154
                                            -----          ---        -----        -----          ---         -----
Net Interest Income                        $  994        $(229)      $  765       $2,131        $(364)       $1,767
                                           ======        =====       ======       ======        =====        ======

Net interest earned on a tax equivalent basis increased by $765,000 during the second quarter of 2000 compared to the second quarter of 1999. For the six-month period ended June 30, 2000, net interest income increased by $1,767,000 versus the same period of 1999.

Average earning assets increased by $142,232,000 during the first six months of 2000. The average earning base was $537,227,000 compared to $394,995,000 in the same period last year.


OPERATING EXPENSES

The components of total operating expenses for the periods and their percentage of gross income are as follows:
(Dollars amounts in thousands)

                                                    QUARTER ENDED                          SIX MONTHS ENDED
                                            06-30-00            06-30-99             06-30-00            06-30-99
                                            --------            --------             --------            --------
                                       Amount    Percent    Amount   Percent     Amount   Percent    Amount    Percent
                                       ------    -------    ------   -------     ------   -------    ------    -------
Salaries and benefits                  $1,920     17.19%    $1,470    18.05%     $3,962    17.98%    $2,967     18.42%
Other non-interest expense              1,509     13.51      1,163    14.28       3,189    14.47      2,273     14.11
Occupancy - net                           332      2.96        306     3.75         686     3.12        614      3.82
                                       ------     -----     ------    -----      ------    -----     ------     -----
Total Operating Expenses               $3,761     33.66%    $2,939    36.08%     $7,837    35.57%    $5,854     36.35%
                                       ======     =====     ======    =====      ======    =====     ======     =====

For the six-month period ended June 30, 2000, operating expenses increased by approximately $1,983,000 over the 1999 period. The increase was a result of increases in salary and benefits totaling $995,000, occupancy expense totaling $72,000 and an increase in other non-interest expense of $916,000. The increases are a direct result of the branch acquisition on October 29, 1999 and the related staffing and acquisition costs.

WESTBANK CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

CAPITAL RATIOS
                                                                     06-30-00              06-30-99
                                                                     --------              --------
Ratio of "Tier 1" leverage capital
      to total assets at end of period                                6.23%                  7.34%

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

The following are the Corporation's risk-based capital ratios at June 30, 2000:

           Tier 1 Capital (minimum required 4.00%)   9.46%
           Tier 2 Capital (minimum required 8.00%)  12.03%

INTEREST RATE SENSITIVITY

The following table sets forth the distribution of the repricing of the Corporation's earning assets and interest-bearing liabilities as of June 30, 2000.

(Dollar amounts in thousands)

                                      Three          Over Three        Over One
                                     Months           Months to         Year to           Over
                                    or Less           One Year        Five Years        Five Years           Total
                                    -------           --------        ----------        ----------           -----
Earning Assets                     $  71,171         $  59,513          $167,720         $252,510          $550,914
Interest-Bearing
      Liabilities                    169,429           145,100           165,137           17,000           496,666
                                     -------           -------           -------           ------           -------
Interest Rate
      Sensitivity Gap               $(98,258)         $(85,587)         $  2,583         $235,510          $ 54,248
                                     -------           -------           -------           ------           -------
Cumulative Interest
      Rate
      Sensitivity Gap               $(98,258)        $(183,845)        $(181,262)       $  54,248

Interest Rate
      Sensitivity
      Gap Ratio                       (17.84)%          (15.54)%            0.47%           42.75%

Cumulative Interest
      Rate Sensitivity
      Gap Ratio                       (17.84)%          (33.38)%         (32.91)%            9.84%

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

PROVISION AND ALLOWANCE FOR LOAN LOSSES

(Dollar amounts in thousands)

                                                  QUARTER ENDED            SIX MONTHS ENDED
                                              06-30-00     06-30-99      06-30-00      06-30-99
                                              --------     --------      --------      --------
Balance at beginning of period                 $3,820       $2,669        $3,908       $2,665
Provision charged to expense                       75            2           140           77
                                               ------       ------        ------       ------
                                                3,895        2,671         4,048        2,742
                                               ------       ------        ------       ------
Charge-offs:
      Loans secured by real estate                                           138
      Commercial and industrial loans              19                         31           87
      Consumer loans                               15           22            24           40
                                               ------       ------        ------       ------
                                                   34           22           193          127
                                               ------       ------        ------       ------
Recoveries:
      Loans secured by real estate                 22           70            22           86
      Commercial and industrial loans               9                          9           15
      Consumer loans                                4            2            10            5
                                               ------       ------        ------       ------
                                                   35           72            41          106
                                               ------       ------        ------       ------
Net charge-offs (recoveries)                       (1)         (50)          152           21
                                               ------       ------        ------       ------
Balance at end of period                       $3,896       $2,721        $3,896       $2,721
                                               ------       ------        ------       ------
Net charge-offs to:
      Average loans                               .00%        (.02)%         .03%         .01%
      Loans at end of period                      .00%        (.01)%         .03%         .01%
      Allowance for loan losses                   .00%       (1.84)%        3.90%         .77%

Allowance for loan losses as a percentage of:
           Average loans                          .88%         .82%          .88%         .85%
           Loans at end of period                 .87%         .80%          .87%         .80%

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

WESTBANK CORPORATION AND SUBSIDIARIES
NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS



(Dollar amounts in thousands)

                                           06-30-00       03-31-00       12-31-99       09-30-99       06-30-99
                                           --------       --------       --------       --------       --------
Non-Accrual Loans                            $  691         $  996         $2,001         $  658         $  595
                                             ------         ------         ------         ------         ------
Loans contracturally past
      due 90 days or more
      and still accruing                        778            381            438            357            245
                                             ------         ------         ------         ------         ------
Total non-accrual, past due
      and restructured loans                 $1,469         $1,377         $2,439         $1,015         $  840
                                             ------         ------         ------         ------         ------
Non-accrual, past due and
      restructured loans as a
      percentage of total loans                 .33%           .31%           .55%           .29%           .25%
                                             ------         ------         ------         ------         ------
Allowance for loan losses as a
      percentage of non-accrual,
      past due and restructured loans        265.21%        277.41%        160.23%        262.27%        323.93%
                                             ------         ------         ------         ------         ------

Other real estate owned - net                $  672         $  512         $  442         $   84         $   85
                                             ------         ------         ------         ------         ------

Total non-performing assets                  $2,141         $1,889         $2,881         $1,099         $  925
                                             ------         ------         ------         ------         ------

Non-performing assets as a
      percentage of total assets                .36%           .33%           .50%           .24%           .21%
                                             ------         ------         ------         ------         ------

WESTBANK CORPORATION AND SUBSIDIARIES
QUARTER-TO-DATE AVERAGE BALANCES
INTEREST EARNED - INTEREST EXPENSE


(Dollar amounts in thousands)

                                           FOR THE QUARTER ENDED                      FOR THE QUARTER ENDED
                                               JUNE 30, 2000                              JUNE 30, 1999
                                    Balance      Interest      Rate            Balance       Interest      Rate
Federal funds sold and
      temporary investments       $    1,933     $    28       5.79%          $    2,849     $     35      4.91%
Securities                            96,242       1,726       7.17               67,374        1,114      6.61
Loans                                444,799       8,848       7.96              333,093        6,504      7.81
                                     -------       -----       ----              -------        -----      ----
Total earning assets                $542,974     $10,602       7.81%             403,316       $7,653      7.59%%
                                     -------       -----       ----              -------        -----      ----
Loan loss allowance                   (3,982)                                     (2,746)
All other assets                      39,708                                      22,916
                                     -------       -----       ----              -------        -----      ----
TOTAL ASSETS                        $578,700                                    $423,486
                                     =======       =====       ====              =======        =====      ====
LIABILITIES AND EQUITY

Interest-bearing deposits           $424,377      $4,659       4.39%            $313,686       $3,230      4.12%
Borrowed funds                        60,747       1,006       6.62               25,031          251      4.01
                                     -------       -----       ----              -------        -----      ----
Total interest-bearing liabilities   485,124       5,665       4.67              338,717       $3,481      4.11
                                     -------       -----       ----              -------        -----      ----
Interest rate spread                                           3.14%                                       3.48%

Demand deposits                       59,733                                      52,032
Other liabilities                      2,672                                       1,617
Shareholders' equity                  31,171                                      31,120
                                     -------       -----       ----              -------        -----      ----
TOTAL LIABILITIES
      AND EQUITY                    $578,700                                    $423,486
                                     =======       =====       ====              =======        =====      ====
NET INTEREST INCOME                               $4,937                                       $4,172
                                     =======       =====       ====              =======        =====      ====
Interest Earned/Earning Assets                                 7.81%                                       7.59%

Interest Expense/Earning Assets                                4.17                                        3.45
                                     -------       -----       ----              -------        -----      ----
Net Yield on Earning Assets                                    3.64%                                       4.14%
                                     -------       -----       ----              -------        -----      ----
Deduct Tax Equivalent Adjustment                      36                                            0
                                     -------       -----       ----              -------        -----      ----
NET INTEREST INCOME                               $4,901                                       $4,172
                                     =======       =====       ====              =======        =====      ====

WESTBANK CORPORATION AND SUBSIDIARIES
YEAR-TO-DATE AVERAGE BALANCES
INTEREST EARNED - INTEREST EXPENSE


(Dollar amounts in thousands)


                                            SIX MONTHS ENDED                      SIX MONTHS ENDED
                                             JUNE 30, 2000                          JUNE 30, 1999
                                    Balance     Interest       Rate        Balance     Interest       Rate
                                    -------     --------       ----        -------     --------       ----
Federal funds sold and
      temporary investments       $    3,483   $      96       5.51%     $    3,374    $      73      4.33%
Securities                            91,208       3,253       7.13          72,321        2,390      6.61
Loans                                442,536      17,568       7.94         319,300       12,533      7.85
                                     -------      ------       ----         -------       ------      ----
Total earning assets                 537,227     $20,917       7.79%        394,995      $14,996      7.59%
                                     -------      ------       ----         -------       ------      ----
Loan loss allowance                   (3,990)                                (2,714)
All other assets                      39,298                                 22,766
                                     -------      ------       ----         -------       ------      ----
TOTAL ASSETS                        $572,535                               $415,047
                                     =======     =======       ====         =======      =======      ====
LIABILITIES AND EQUITY

Interest-bearing deposits           $419,341    $  9,007       4.26%       $306,696       $6,310      4.11%
Borrowed funds                        60,577       1,953       6.45          24,944          496      3.98
                                     -------      ------       ----         -------       ------      ----
Total interest-bearing
      liabilities                    479,918      10,960       4.57         331,640       $6,806      4.10
                                     -------      ------       ----         -------       ------      ----
Interest rate spread                                           3.22%                                  3.49%

Demand deposits                       58,925                                 50,627
Other liabilities                      2,517                                  1,782
Shareholders' equity                  31,175                                 30,998
                                     -------      ------       ----         -------       ------      ----
TOTAL LIABILITIES
      AND EQUITY                    $572,535                               $415,047
                                     =======     =======       ====         =======      =======      ====
NET INTEREST INCOME                               $9,957                                  $8,190
                                     =======     =======       ====         =======      =======      ====
Interest Earned/Earning Assets                                 7.79%                                  7.59%

Interest Expense/Earning Assets                                4.08                                   3.44
                                     -------      ------       ----         -------       ------      ----
Net Yield on Earning Assets                                    3.71%                                  4.15%
                                     -------      ------       ----         -------       ------      ----
Deduct Tax Equivalent Adjustment                      68                                       0
                                     -------      ------       ----         -------       ------      ----
NET INTEREST INCOME                               $9,889                                  $8,190
                                     =======     =======       ====         =======      =======      ====

WESTBANK CORPORATION AND SUBSIDIARIES
PART II  -  OTHER INFORMATION


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

      b.        Reports on Form 8-K  -  None

WESTBANK CORPORATION AND SUBSIDIARIES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          WESTBANK CORPORATION





Date:    August 11, 2000
                                          --------------------------------------
                                          Donald R. Chase
                                          President and Chief Executive Officer





Date:    August 11, 2000
                                          --------------------------------------
                                          John M. Lilly
                                          Treasurer and Chief Financial Officer