Form 10-Q
period 2000-09-30
WESTBANK CORP
filed 2000-11-13
CIK 742070

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

                For the quarterly period ended SEPTEMBER 30, 2000



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

                                    YES X NO

Common stock, par value $2 per share: 4,226,593 shares outstanding as of
                                      October 31, 2000

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

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   (Unaudited)
(Dollar amounts in thousands)                               September 30, 2000     December 31, 1999
                                                            ------------------     -----------------
ASSETS
Cash and due from banks:
      Non-interest bearing                                           $  15,609             $  17,006
      Interest bearing                                                     270                 1,147
Federal funds sold                                                         896                13,389
                                                                     ---------             ---------
Total cash and cash equivalents                                         16,775                31,542
                                                                     ---------             ---------
Investment securities available for sale                                87,491                69,516
Investment securities held to maturity
      (fair value of $11,308 in 2000 and $11,652 in 1999)               11,498                11,804
                                                                     ---------             ---------
Total securities                                                        98,989                81,320
                                                                     ---------             ---------
Loans                                                                  448,366               440,319
Mortgage loans held-for-sale                                             1,865                 2,156
Allowance for loan losses                                               (3,460)               (3,908)
                                                                     ---------             ---------
      Net loans                                                        446,771               438,567
Bank premises and equipment                                              7,384                 7,809
Other real estate owned                                                    605                   442
Accrued interest receivable                                              4,018                 3,243
Intangible assets                                                        9,672                 9,971
Other assets                                                             3,839                 3,256
                                                                     ---------             ---------
TOTAL ASSETS                                                         $ 588,053             $ 576,150
                                                                     =========             =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
      Non-interest bearing                                           $  62,710             $  59,643
      Interest bearing                                                 437,618               419,253
                                                                     ---------             ---------
      Total deposits                                                   500,328               478,896
Borrowed funds                                                          34,651                46,546
Accrued interest payable                                                 1,118                   732
Other liabilities                                                        1,901                 1,433
                                                                     ---------             ---------
      Total liabilities                                                537,998               527,607
                                                                     ---------             ---------
Mandatory redeemable preferred stock                                    17,000                17,000
                                                                     ---------             ---------
Stockholders' Equity:
      Common stock       --   $2 par value
           Authorized    --   9,000,000 shares
           Issued        --   4,283,719 shares in 2000 and
                              4,283,719 shares in 1999                   8,567                 8,567
      Additional paid in capital                                        11,621                11,633
      Retained earnings                                                 14,860                13,317
      Treasury stock - 73,050 shares                                      (638)
      Accumulated other comprehensive income (loss)                     (1,355)               (1,974)
                                                                     ---------             ---------
           Total Stockholders' Equity                                   33,055                31,543
                                                                     ---------             ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 588,053             $ 576,150
                                                                     =========             =========

     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)
(Dollar amounts in thousands)

                                                   QUARTER ENDED                     NINE MONTHS ENDED
                                             09-30-00          09-30-99          09-30-00          09-30-99
                                            ----------        ----------        ----------        ----------
Income:
      Interest and fees on loans            $    8,944        $    6,749        $   26,451        $   19,282
      Interest on federal funds sold               101                28               197               101
      Interest on securities                     1,794             1,177             5,040             3,567
                                            ----------        ----------        ----------        ----------
                                                10,839             7,954            31,688            22,950
Interest expense                                 6,192             3,697            17,152            10,503
                                            ----------        ----------        ----------        ----------
Net interest income                              4,647             4,257            14,536            12,447
Provision for loan losses                           13                 0               153                77
                                            ----------        ----------        ----------        ----------
Net interest income after provision              4,634             4,257            14,383            12,370
                                            ----------        ----------        ----------        ----------
Realized investment gains                            0                 0                 0                92
Other non-interest income                          555               602             1,739             1,620
                                            ----------        ----------        ----------        ----------
Total non-interest income                          555               602             1,739             1,712
                                            ----------        ----------        ----------        ----------
Operating expense:
      Salaries and benefits                      1,976             1,581             5,938             4,548
      Other operating expenses                   1,667             1,114             4,856             3,387
      Occupancy - net                              339               294             1,025               908
                                            ----------        ----------        ----------        ----------
Total operating expenses                         3,982             2,989            11,819             8,843
                                            ----------        ----------        ----------        ----------
Income before income taxes                       1,207             1,870             4,303             5,239
Income taxes                                       370               735             1,486             2,012
                                            ----------        ----------        ----------        ----------
Net Income                                  $      837        $    1,135        $    2,817        $    3,227
                                            ==========        ==========        ==========        ==========

Earnings per share
          --   Basic                        $     0.20        $     0.27        $     0.67        $     0.76
          --   Diluted                      $     0.20        $     0.26        $     0.66        $     0.75
Weighted average shares outstanding
          --   Basic                         4,206,430         4,260,321         4,230,001         4,232,378
          --   Dilutive option shares           38,861            95,546            48,675            98,593
          --   Diluted                       4,245,291         4,355,867         4,278,676         4,330,971

     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME



(Unaudited)
(Dollar amounts in thousands)

                                                              QUARTER ENDED                  NINE MONTHS ENDED
                                                       09-30-00         09-30-99         09-30-00          09-30-99
                                                       -------          -------           -------          -------
Net Income                                             $   837          $ 1,135           $ 2,817          $ 3,227
                                                       -------          -------           -------          -------
Other comprehensive income:

      Unrealized gain/(loss) on securities
      available for sale, net of income taxes
      (benefits) of $333 and $(254) for the
      quarter and $342 and $(996) for the
      nine-month periods ended September 30,
      2000 and 1999, respectively                          741             (410)              619           (1,606)

      Reclassification adjustment for
      gains included in net income,
      net of income taxes of $35 for
      the nine-month period ended
      September 30, 1999                                                                                        57
                                                       -------          -------           -------          -------

Other comprehensive income (loss)                          741             (410)              619           (1,549)
                                                       -------          -------           -------          -------

Comprehensive Income                                   $ 1,578          $   725           $ 3,436          $ 1,678
                                                       =======          =======           =======          =======

     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 1999 AND NINE MONTHS ENDED SEPTEMBER 30, 2000


(2000 unaudited)
(Dollar amounts in thousands)

                                                                                                         ACCUMULATED
                                     COMMON STOCK                                                           OTHER
                                  --------------------    ADDITIONAL                                    COMPREHENSIVE
                                    NUMBER       PAR       PAID IN        RETAINED      TREASURY            INCOME/
                                  OF SHARES     VALUE      CAPITAL        EARNINGS        STOCK             (LOSS)       TOTAL
                                  ---------     ------     -------        -------         ------           -------      -------
BALANCE - DECEMBER 31, 1998       4,198,838     $8,397     $11,076        $10,803                         $    214      $30,490

Net income                                                                  4,167                                         4,167
Cash dividend declared
  ($.40 per share)                                                         (1,653)                                       (1,653)

Shares issued:
  Stock Option Plan                  30,255         61          78                                                          139
  Dividend Reinvestment
      and Stock Purchase Plan        54,626        109         479                                                          588
Changes in unrealized loss on
  securities available for sale                                                                             (2,188)      (2,188)
                                  ---------     ------     -------        -------         ------           -------      -------
BALANCE - DECEMBER 31, 1999       4,283,719      8,567      11,633         13,317                           (1,974)      31,543

Net income                                                                  2,817                                         2,817
Cash dividend declared
  ($.30 per share)                                                         (1,274)                                       (1,274)

Treasury Shares:
  Redeemed                         (123,200)                                             $(1,097)                        (1,097)
  Reissued                           50,150                    (12)                          459                            447
Changes in unrealized loss on
  securities available for sale                                                                                619          619
                                  ---------     ------     -------        -------         ------           -------      -------
BALANCE - SEPTEMBER 30, 2000      4,210,669     $8,567     $11,621        $14,860         $ (638)          $(1,355)     $33,055
                                  =========     ======     =======        =======         ======           =======      =======

     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

(Unaudited)
(Dollar amounts in thousands)

                                                                                     2000                 1999
                                                                                   --------             --------
Operating activities:
      Net income                                                                   $  2,817             $  3,227
           Adjustments to reconcile net income to
           net cash provided by operating activities:
                Provision for loan losses                                               153                   77
                Provision for other real estate owned                                    62
                Depreciation and amortization                                           788                  729
                Intangible amortization                                                 457
                Realized gain on sale of securities                                                          (92)
                Realized gain/(loss) on sale of other real estate owned                 (50)                  19
           Changes in assets and liabilities:
                (Increase)/Decrease in accrued interest receivable                     (775)                (188)
                Increase/(Decrease) in interest payable on deposits                     386                   97
                (Increase)/Decrease in other assets                                    (915)              (1,467)
                Increase/(Decrease) in other liabilities                                691                 (437)
                                                                                   --------             --------
                Net cash provided by operating activities                             3,614                1,965
                                                                                   --------             --------
Investing activities:
      Investments and mortgage-backed securities:
           Held to maturity:
                Purchases                                                                                 (1,050)
                Proceeds from maturities and principal payments                         306               19,762
           Available for sale:
                Purchases                                                           (21,389)             (21,608)
                Proceeds from sales                                                                        4,679
                Proceeds from maturities                                              4,424               12,271
      Purchases of premises and equipment                                              (363)              (1,328)
      Net (increase) in loans                                                        (8,834)             (59,512)
      Proceeds from sale of other real estate owned                                      85                  382
                                                                                   --------             --------
           Net cash used in investing activities                                    (25,771)             (46,404)
                                                                                   --------             --------
Financing activities:
      Net increase/(decrease) in other borrowed funds                               (12,118)               8,570
      Net increase/(decrease) in deposits                                            21,432               38,362
      Proceeds from mandatory redeemable preferred stock                                                  17,000
      Proceeds from exercise of stock options and stock purchase plan                                        578
      Treasury stock (purchased)/issued, net                                           (650)
      Dividends paid                                                                 (1,274)              (1,226)
                                                                                   --------             --------
           Net cash provided by financing activities                                  7,390               63,284
                                                                                   --------             --------
Increase/(Decrease) in cash and cash equivalents                                    (14,767)              18,845
Cash and cash equivalents at beginning of period                                     31,542               14,240
                                                                                   --------             --------
Cash and cash equivalents at end of period                                         $ 16,775             $ 33,085
                                                                                   ========             ========
Cash paid during the period:
      Interest on deposits and other borrowings                                    $ 16,766             $ 10,406
      Income taxes                                                                    1,222                1,874
Transfers of loans to other real estate owned                                           357

     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999


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

Park West operates thirteen banking offices located in Hampden County, Massachusetts, and also operates a Trust Department providing services normally associated with holding property in a fiduciary or agency capacity. A full range of retail banking services is furnished to individuals, businesses and non-profit organizations. Cargill Bank operates four offices in Windham County, Connecticut. A full range of retail banking services is furnished to individuals, businesses and non-profit organizations. The primary source of revenue for Park West and Cargill is derived from providing loans to customers who are predominantly located in Park West's and Cargill's service areas.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") imposes significant regulatory restrictions and requirements on banking institutions insured by the FDIC and their holding companies. FDICIA established capital categories into which financial institutions are placed based on capital level. Each capital category establishes different degrees of regulatory restrictions that can apply to a financial institution. As of September 30, 2000, Park West and Cargill's capital was at a level that placed the Banks in the "well capitalized" category as defined by FDICIA.

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

The accompanying unaudited condensed consolidated financial statements for the quarter and nine months ended September 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting or normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

The pro forma results of operations for the quarter and nine months ended September 30, 1999, as if this acquisition had occurred at the beginning of 1999, were as follows:

                                                  Quarter             Nine Months
                                                  -------             -----------
           Net interest income                    $5,114                $15,024
           Net income                             $1,171                $ 3,265
           Basic earnings per share                $0.27                  $0.77
           Diluted earnings per share              $0.27                  $0.75

NOTE E  -  COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, there are outstanding commitments and contingent liabilities, such as standby letters of credit and commitments to extend credit. As of September 30, 2000, standby letters of credit amounted to $751,000 and loan commitments were $34,500,000 and unused balances available on home equity lines of credit were $11,334,000.

Trust Assets - Property with a book value of $117,056,000 at September 30, 2000 held for customers in a fiduciary or agency capacity is not included in the accompanying balance sheet since such items are not assets of the Bank.


NOTE F  -  STOCKHOLDERS' EQUITY

The FDIC imposes leverage capital ratio requirements for state non-member banks. In addition, the FDIC has established risk-based capital requirements for insured institutions for Tier 1 risk-based capital of 4.00% and total risk-based capital of 8.0%.

The capital ratios of Park West and Cargill as of September 30, 2000 were as follows:

                                                    Park West Bank
                                                  and Trust Company      Cargill Bank
                                                  -----------------      ------------
      Leverage Capital Ratio                             7.18%               6.13%
      Tier 1 Risk-Based Capital                         10.87%              11.26%
      Total Risk-Based Capital                          11.75%              12.43%

As of September 30, 2000, both Park West and Cargill met the criteria which classified them as well capitalized financial institutions.


NOTE G  -  NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement established accounting and reporting standards for derivative instruments including derivative activities. This statement will be effective for the Corporation's 2001 financial statements. The Corporation has not determined the effect of this standard on its financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Changes in Financial Condition

Total consolidated assets amounted to $588,053,000 on September 30, 2000, compared to $576,150,000 on December 31, 1999. As of September 30, 2000 and December 31, 1999, earning assets amounted to, respectively, $550,386,000 or 94% of total assets and $538,331,000 or 93% of total assets. Earning assets increased during the first nine months of 2000 as a result of an increase in loans and investments. Deposits originated throughout the Corporation's branch system and short-term borrowings with the Federal Home Loan Banks funded the growth in assets.


Changes in Results of Operations

For the quarter ended September 30, 2000, net income totaled $837,000, compared to $1,135,000 for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, net income was $2,817,000, compared to $3,227,000 for the same period during 1999. Included in the results for the nine months ended September 30, 2000 were approximately $250,000 in expenses related to the integration of the branch acquisition in northeast Connecticut.

An overall increase in interest income and interest expense reflects an increase in volume and interest rates on earning assets and an increase in volume and increase in rates on interest-bearing liabilities. Further analysis is provided in sections on net interest revenue and supporting schedules.


Allowance for Loan Losses and Non-Performing Assets

The Corporation's provision for loan losses in the current quarter was $13,000, compared to $0 for the same period in 1999. Loans written off against the allowance for loan losses after recoveries amounted to $601,000 for the nine months ended September 30, 2000.

After giving effect to the actions described above, the allowance for loan losses at September 30, 2000, totaled $3,460,000 or .77% of total loans, as compared to $3,908,000 or .89% at December 31, 1999.

Non-performing past due loans at September 30, 2000, aggregated $2,057,000 or
 .46% of total loans, compared to $2,439,000 or .55% at December 31, 1999. The percentage of non-performing and past due loans compared to total assets on those same dates, respectively, amounted to .35% and .42%. The change in non-performing loans was primarily the result of the sale of a pool of classified loans during the first quarter of the year.

Other real estate owned at September 30, 2000, totaled $605,000 and stands at .10% of total assets at the end of the current quarter.

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

(Dollar amounts in thousands)

                                          QUARTER ENDED           SIX MONTHS ENDED
                                       09-30-00    09-30-99     09-30-00     09-30-99
                                       -------      -------      -------      -------
     Interest and dividend income      $10,839      $ 7,954      $31,688      $22,950
     Interest expense                    6,192        3,697       17,152       10,503
                                       -------      -------      -------      -------
     Net interest income               $ 4,647      $ 4,257      $14,536      $12,447
                                       =======      =======      =======      =======

INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS

(Dollar amounts in thousands)

                                        QUARTER ENDED SEPTEMBER 30,                   NINE MONTHS ENDED SEPTEMBER 30,
                                        2000                     1999                    2000                   1999
                               --------------------       -----------------       -----------------     -------------------
                               Average                     Average                Average               Average
                               Balance         Rate        Balance     Rate       Balance      Rate     Balance        Rate
                               --------        ----       ---------    ----       --------     ----     --------       ----
Earning Assets                 $556,944        7.82%      $ 419,637    7.58%      $543,794     7.80%    $403,205       7.59%
                               --------        ----       ---------    ----       --------     ----     --------       ----
Interest-bearing
      liabilities               497,680        4.98         354,474    4.17        485,838     4.71      339,252       4.13
                               --------        ----       ---------    ----       --------     ----     --------       ----
Interest rate spread                           2.84                    3.41                    3.09                    3.46
                                               ----                    ----                    ----                    ----
Interest-free resources
      used to fund
      earning assets             59,264                      65,163                 57,956                63,953
                               --------                   ---------               --------              --------
Total Sources of Funds         $556,944                   $ 419,637               $543,794              $403,205
                               ========                   =========               ========              ========
Net Yield on Earning Assets                    3.37%                   4.06%                   3.59%                   4.12%
                                               ====                    ====                    ====                    ====

WESTBANK CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)


CHANGES IN NET INTEREST INCOME

(Dollar amounts in thousands)

                                               QUARTER ENDED 09-30-00                      NINE MONTHS ENDED 09-30-00
                                                       OVER                                          OVER
                                               QUARTER ENDED 09-30-99                      NINE MONTHS ENDED 09-30-99
                                       --------------------------------------        --------------------------------------
                                                   CHANGE DUE TO                                 CHANGE DUE TO
                                        VOLUME         RATE            TOTAL         VOLUME          RATE            TOTAL
                                       -------        -------         -------        -------        -------         -------
Interest Income:
      Loans                            $ 2,050        $   187         $ 2,237        $ 6,937        $   335         $ 7,272
      Securities                           533             88             621          1,197            287           1,484
      Federal funds                         66              7              73             66             30              96
                                       -------        -------         -------        -------        -------         -------
Total Interest Earned                    2,649            282           2,931          8,200            652           8,852
                                       -------        -------         -------        -------        -------         -------
Interest Expense:
      Interest-bearing deposits          1,434            556           1,990          3,838            849           4,687
      Other borrowed funds                 337            168             505          1,353            609           1,962
                                       -------        -------         -------        -------        -------         -------
Total Interest Expense                   1,771            724           2,495          5,191          1,458           6,649
                                       -------        -------         -------        -------        -------         -------
Net Interest Income                    $   878        $  (442)        $   436        $ 3,009        $  (806)        $ 2,203
                                       =======        =======         =======        =======        =======         =======

Net interest earned on a tax equivalent basis increased by $436,000 during the third quarter of 2000 compared to the third quarter of 1999. For the nine-month period ended September 30, 2000, net interest income increased by $2,203,000 versus the same period of 1999.

Average earning assets increased by $140,589,000 during the first nine months of 2000. The average earning base was $543,794,000 compared to $403,205,000 in the same period last year.


OPERATING EXPENSES

The components of total operating expenses for the periods and their percentage of gross income are as follows:

(Dollars amounts in thousands)

                                           QUARTER ENDED                         NINE MONTHS ENDED
                                  09-30-00            09-30-99             09-30-00             09-30-99
                              -------------------------------------     -------------------------------------
                               Amount   Percent    Amount    Percent    Amount    Percent    Amount    Percent
                               ------   -------    ------    -------    ------    -------    ------    --------
Salaries and benefits         $ 1,976    17.34%    $ 1,581    18.48%    $ 5,938    17.76%    $ 4,548    18.44%
Other non-interest expense      1,667    14.63       1,114    13.02       4,856    14.53       3,387    13.73
Occupancy - net                   339     2.98         294     3.43       1,025     3.07         908     3.69
                              -------    -----     -------    -----     -------    -----     -------    -----
Total Operating Expenses      $ 3,982    34.95%    $ 2,989    34.93%    $11,819    35.36%    $ 8,843    35.86%
                              =======    =====     =======    =====     =======    =====     =======    =====

For the nine-month period ended September 30, 2000, operating expenses increased by approximately $2,976,000 over the 1999 period. The increase was a result of increases in salary and benefits totaling $1,390,000, occupancy expense totaling $117,000 and an increase in other non-interest expense of $1,469,000. The increases are a direct result of the branch acquisition on October 29, 1999 and the related staffing and acquisition costs.

WESTBANK CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)



CAPITAL RATIOS

                                                  09-30-00              09-30-99
                                                  --------              --------
Ratio of "Tier 1" leverage capital
      to total assets at end of period              6.20%                 9.70%

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

The following are the Corporation's risk-based capital ratios at September 30, 2000:

           Tier 1 Capital (minimum required 4.00%)     9.46 %
           Tier 2 Capital (minimum required 8.00%)    11.81 %

INTEREST RATE SENSITIVITY

The following table sets forth the distribution of the repricing of the Corporation's earning assets and interest-bearing liabilities as of September 30, 2000.

(Dollar amounts in thousands)

                               Three            Over Three          Over One
                               Months            Months to          Year to              Over
                               or Less           One Year           Five Years         Five Years          Total
                              ---------          ---------          ---------          ---------         ---------
Earning Assets                $  67,401          $  66,843          $ 170,444          $ 245,698         $ 550,386
Interest-Bearing
      Liabilities               121,584            170,123            179,895             17,667           489,269
                              ---------          ---------          ---------          ---------         ---------
Interest Rate
      Sensitivity Gap         $ (54,183)         $(103,280)         $  (9,451)         $ 228,031         $  61,117
                              ---------          ---------          ---------          ---------         ---------
Cumulative Interest
      Rate
      Sensitivity Gap         $ (54,183)         $(157,463)         $(166,914)         $  61,117

Interest Rate
      Sensitivity
      Gap Ratio                   (9.84)%           (18.77)%            (1.72)%           41.44%

Cumulative Interest
      Rate Sensitivity
      Gap Ratio                   (9.84)%           (28.61)%           (30.33)%           11.11%

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

PROVISION AND ALLOWANCE FOR LOAN LOSSES
(Dollar amounts in thousands)

                                                         QUARTER ENDED              NINE MONTHS ENDED
                                                    09-30-00       09-30-99       09-30-00       09-30-99
                                                     ------         ------         ------         ------
Balance at beginning of period                       $3,896          $2721         $3,908         $2,665
Provision charged to expense                             13                           153             77
                                                     ------         ------         ------         ------
                                                      3,909          2,721          4,061          2,742
                                                     ------         ------         ------         ------
Charge-offs:
      Loans secured by real estate                       25             41            163            128
      Commercial and industrial loans                   410                           441
      Consumer loans                                     29             25             53             65
                                                     ------         ------         ------         ------
                                                        464             66            657            193
                                                     ------         ------         ------         ------
Recoveries:
      Loans secured by real estate                        9              4             31             90
      Commercial and industrial loans                     1                            10             15
      Consumer loans                                      5              3             15              8
                                                     ------         ------         ------         ------
                                                         15              7             56            113
                                                     ------         ------         ------         ------
Net charge-offs (recoveries)                            449             59            601             80
                                                     ------         ------         ------         ------
Balance at end of period                             $3,460         $2,662         $3,460         $2,662
                                                     ======         ======         ======         ======
Net charge-offs to:
      Average loans                                    0.10%          0.02%          0.13%          0.02%
      Loans at end of period                           0.10%          0.02%          0.13%          0.02%
      Allowance for loan losses                       12.98%          2.21%         17.37%          3.01%

Allowance for loan losses as a percentage of:
           Average loans                               0.77%          0.77%          0.78%          0.81%
           Loans at end of period                      0.77%          0.75%          0.77%          0.75%

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

WESTBANK CORPORATION AND SUBSIDIARIES
NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS
(CONTINUED)



(Dollar amounts in thousands)

                                            09-30-00       06-30-00       03-31-00       12-31-99       09-30-99
                                            --------       --------       --------       --------       --------
Non-Accrual Loans                            $1,693         $  691         $  996         $2,001         $  658
                                             ------         ------         ------         ------         ------
Loans contracturally past
      due 90 days or more
      and still accruing                        364            778            381            438            357
                                             ------         ------         ------         ------         ------
Total non-accrual, past due
      and restructured loans                 $2,057         $1,469         $1,377         $2,439         $1,015
                                             ------         ------         ------         ------         ------
Non-accrual, past due and
      restructured loans as a
      percentage of total loans                 .46%           .33%           .31%           .55%           .29%
                                             ------         ------         ------         ------         ------
Allowance for loan losses as a
      percentage of non-accrual,
      past due and restructured loans        168.21%        265.21%        277.41%        160.23%        262.27%
                                             ------         ------         ------         ------         ------
Other real estate owned - net                $  605         $  672         $  512         $  442         $   84
                                             ------         ------         ------         ------         ------
Total non-performing assets                  $2,662         $2,141         $1,889         $2,881         $1,099
                                             ------         ------         ------         ------         ------
Non-performing assets as a
      percentage of total assets                .45%           .36%           .33%           .50%           .24%
                                             ------         ------         ------         ------         ------

WESTBANK CORPORATION AND SUBSIDIARIES
QUARTER-TO-DATE AVERAGE BALANCES
INTEREST EARNED - INTEREST EXPENSE


(Dollar amounts in thousands)

                                         FOR THE QUARTER ENDED                      FOR THE QUARTER ENDED
                                          SEPTEMBER 30, 2000                         SEPTEMBER 30, 1999
                                     Balance   Interest        Rate             Balance     Interest       Rate
                                   ----------  ---------       ----           ----------    ---------      ----
Federal funds sold and
      temporary investments       $    6,493   $     101       6.22%          $    2,167    $      28      5.17%
Securities                            99,627       1,798       7.22               69,797        1,177      6.74
Loans                                450,824       8,986       7.97              347,673        6,749      7.76
                                   ----------  ---------       ----           ----------    ---------      ----
Total earning assets                 556,944      10,885       7.82%             419,637        7,954      7.58%
                                   ----------  ---------       ----           ----------    ---------      ----
Loan loss allowance                   (4,101)                                     (2,717)
All other assets                      40,474                                      23,189
                                   ---------                                  ----------
TOTAL ASSETS                        $593,317                                    $440,109
                                   =========                                  ==========

LIABILITIES AND EQUITY

Interest-bearing deposits           $443,818      $5,293       4.77%            $319,023       $3,303      4.14%
Borrowed funds                        53,862         899       6.68               35,451          394      4.45
                                   ----------  ---------       ----           ----------    ---------      ----

Total interest-bearing
     liabilities                     497,680       6,192       4.98%             354,474        3,697      4.17%
                                   ----------  ---------       ----           ----------    ---------      ----

Interest rate spread                                           2.84%                                       3.41%

Demand deposits                       60,166                                      52,457
Other liabilities                      3,278                                       2,063
Shareholders' equity                  32,193                                      31,115
                                   ----------                                 ----------
TOTAL LIABILITIES
      AND EQUITY                    $593,317                                    $440,109
                                   =========                                  ==========

NET INTEREST INCOME                               $4,693                                       $4,257
                                               =========                                    =========
Interest Earned/Earning Assets                                 7.82%                                       7.58%

Interest Expense/Earning Assets                                4.45                                        3.52
                                                               ----                                        ----
Net Yield on Earning Assets                                    3.37%                                       4.06%
                                                               ----                                        ----
Deduct Tax Equivalent Adjustment                      46                                            0
                                               ---------                                    ---------
NET INTEREST INCOME                               $4,647                                       $4,257
                                               =========                                    =========

WESTBANK CORPORATION AND SUBSIDIARIES
YEAR-TO-DATE AVERAGE BALANCES
INTEREST EARNED - INTEREST EXPENSE


(Dollar amounts in thousands)

                                           NINE MONTHS ENDED                         NINE MONTHS ENDED
                                          SEPTEMBER 30, 2000                         SEPTEMBER 30, 1999
                                   Balance     Interest        Rate            Balance      Interest       Rate
                                  ----------  ----------       ----           ----------   ----------      ----
Federal funds sold and
      temporary investments       $    4,485  $      197       5.86%          $    2,971   $      101      4.53%
Securities                            94,014       5,051       7.16               71,479        3,567      6.65
Loans                                445,295      26,554       7.95              328,755       19,282      7.82
                                  ----------  ----------       ----           ----------   ----------      ----
Total earning assets                 543,794     $31,802       7.80%             403,205      $22,950      7.59%
                                  ----------  ----------       ----           ----------   ----------      ----

Loan loss allowance                   (4,027)                                     (2,715)
All other assets                      39,841                                      22,909
                                  ----------                                  ----------
TOTAL ASSETS                        $579,608                                    $423,399
                                  ==========                                  ==========
LIABILITIES AND EQUITY

Interest-bearing deposits           $427,500     $14,300       4.46%            $310,806       $9,613      4.12%
Borrowed funds                        58,338       2,852       6.52               28,446          890      4.17
                                  ----------  ----------       ----           ----------   ----------      ----
Total interest-bearing
      liabilities                    485,838     $17,152       4.71              339,252      $10,503      4.13
                                  ----------  ----------       ----           ----------   ----------      ----
Interest rate spread                                           3.09%                                       3.46%

Demand deposits                       59,339                                      51,237
Other liabilities                      2,913                                       1,873
Shareholders' equity                  31,518                                      31,037
                                  ----------                                  ----------
TOTAL LIABILITIES
      AND EQUITY                    $579,608                                    $423,399
                                  ==========                                  ==========

NET INTEREST INCOME                              $14,650                                      $12,447
                                              ==========                                   ==========
Interest Earned/Earning Assets                                 7.80%                                       7.59%

Interest Expense/Earning Assets                                4.21                                        3.47
                                                               ----                                        ----
Net Yield on Earning Assets                                    3.59%                                       4.12%
                                                               ----                                        ----
Deduct Tax Equivalent Adjustment                     114                                            0
                                              ----------                                   ----------

NET INTEREST INCOME                              $14,536                                      $12,447
                                              ==========                                   ==========

WESTBANK CORPORATION AND SUBSIDIARIES
PART II  -  OTHER INFORMATION


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



                                           WESTBANK CORPORATION





Date:    November 10, 2000                                  /s/
                                           ------------------------------------
                                           Donald R. Chase
                                           President and Chief Executive Officer





Date:    November 10, 2000                                 /s/
                                           ------------------------------------
                                           John M. Lilly
                                           Treasurer and Chief Financial Officer