Form 10-K
period 2000-12-31
WESTBANK CORP
filed 2001-03-21
CIK 742070

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[mark one]        [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                              OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

                  [   ]    TRANSITION REPORT PURSUANT TO SECTION 13
                         OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-12784

                              WESTBANK CORPORATION

   Massachusetts                                                     04-2830731
---------------------------                                  ---------------------------------------------
(State of Incorporation)                                     (I.R.S. Employer Identification Number)

225 Park Avenue, West Springfield, Massachusetts             01090-0149
------------------------------------------------             ----------
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

                          Common stock, $2.00 Par Value
                        Preferred stock, $5.00 Par Value
                        --------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                                 Yes X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Based on the closing sales price on March 1, 2001 the aggregate market value of the voting stock held by nonaffiliates of the registrant was $33,907,688.

The number of shares outstanding of the registrants common stock, $2.00 par value was 4,238,461 on March 1, 2001.

Portions of the Annual Report to Stockholders for the year ended December 31, 2000 are incorporated by reference into Parts I and II.

Portions of the Proxy Statement issued by the Corporation in connection with the Annual Meeting to be held on April 18, 2001 are incorporated by reference into
Part III.

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

Item 14  Exhibits, Financial Statement
         Schedules and Reports on Form 8-K                                IV - 1

         Signatures                                                       IV - 2

         Exhibit Index                                                    IV - 3

              WESTBANK CORPORATION, WEST SPRINGFIELD, MASSACHUSETTS



                                     PART I

ITEM 1            BUSINESS

Reference is made to Page 4 of the Corporation's Annual Report to Stockholders for the year ended December 31, 2000, wherein this subject is covered.

Statistical Disclosure by Bank Holding Companies

The following statistical tables and accompanying text provide required financial data about the Corporation and should be read in conjunction with the Consolidated financial statements and related notes, appearing in the 2000 Annual Report to Stockholders and is incorporated herein by reference thereto:

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

II.      Investment Portfolio                                                                     12, 28, 29 and 39

III.     Loan Portfolio                                                                           13, 29, 30 and 39

         a.  Types of Loans                                                                               13 and 29

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

VII.     Short Term Borrowing                                                                     17, 31, 32 and 39

ITEM 2            PROPERTIES

The Corporation had two principal banking subsidiaries, Park West Bank and Trust Company ("Park West") and Cargill Bank ("Cargill"). Park West operates thirteen banking offices located in western Massachusetts, as follows:


         LOCATION                 OWNED        LEASED       TOTAL
Agawam (Feeding Hills)                            1           1

Chicopee                            1                         1

Chicopee - Supermarket                            1           1

East Longmeadow                     1                         1

East Longmeadow - Supermarket                     1           1

Holyoke                             1                         1

Ludlow                              1                         1


Southwick                                        1            1


West Springfield                    2             1           3

Westfield                                         1           1

Westfield - Supermarket                           1           1

TOTAL                               6             7          13

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

Cargill operates four banking offices located in northeast Connecticut, as follows:


         LOCATION                 OWNED        LEASED       TOTAL
Putnam                              1             1           2


Woodstock                                        1            1


Danielson                           1                         1

TOTAL                               2             2           4

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

On January 17, 2001, the United States Office of Thrift Supervision ("OTS") and Cargill entered into a "Stipulation and Consent to the Issuance of an Order of Assessment of Civil Money Penalties" (the "Consent"), pursuant to which Cargill agreed to pay a fine of Fifteen Thousand Dollars ($15,000.00) due to Cargill's failure to inform OTS prior to the declaration of certain capital distributions and for filing an inaccurate Thrift Financial Report ("TFR") with respect to such distributions. The Bank believes that the items noted by OTS do not materially impact the financial statements of Cargill. Cargill is taking specific steps to ensure that it will comply with all applicable rules, agreements and regulations regarding the declaration of distributions. Upon payment of the fine, the Consent order was terminated on January 24, 2001.


ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                      NONE

                                     PART II


ITEM 5            MARKET FOR CORPORATION'S COMMON STOCK
                  AND RELATED STOCKHOLDER MATTERS

Reference is made to the inside back cover of the Corporation's Annual Report to Stockholders for the year ended December 31, 2000, wherein this subject is covered.


ITEM 6            SELECTED FINANCIAL DATA

Reference is made to Page 5 of the Corporation's Annual Report to Stockholders for the year ended December 31, 2000, wherein this subject is covered.


ITEM 7            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

Reference is made to Pages 6 through 19 of the Corporation's Annual Report to Stockholders for the year ended December 31, 2000, wherein this subject is covered.

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

                                    PART III

ITEM 8            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Pages 20 through 42 of the Corporation's Annual Report to Stockholders for the year ended December 31, 2000, wherein this subject is covered.


ITEM 9            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      NONE


ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to Pages 4 through 9 of the Corporation's Proxy Statement to Stockholders for the 2001 Annual Meeting scheduled for April 18, 2001, wherein this subject is covered.


ITEM 11  EXECUTIVE COMPENSATION

References is made to Pages 10 through 13 of the Corporation's Proxy Statement to Stockholders for the 2001 Annual Meeting scheduled for April 18, 2001, wherein this subject is covered.


ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to Pages 8 and 9 of the Corporation's Proxy Statement to Stockholders for the 2001 Annual Meeting scheduled for April 18, 2001, wherein this subject is covered.


ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to Pages 8 through 16, of the Corporation's Proxy Statement to Stockholders for the 2001 Annual Meeting scheduled for April 18, 2001, wherein this subject is covered under the caption "Beneficial Ownership of Stock and Executive Compensation - Miscellaneous".

                                     III - 1

                                     PART IV


ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as a part of this report:

         1.    Financial Statements

               The following financial statements are incorporated in this Annual Report on Form 10-K by reference to the Corporation's Annual Report to Stockholders for the year ended December 31, 2000:



                              WESTBANK CORPORATION

                                                                              Page of
                                                                               Annual
                                                                               Report
Independent Auditors' Reports                                                      43
Consolidated Balance Sheets at December 31, 2000 and 1999                          20
Consolidated Statements of Income for the years ended
    December 31, 2000, 1999 and 1998                                               21
Consolidated Statement of Stockholders' Equity from January 1, 1998,
    to December 31, 2000                                                           22
Consolidated Statements of Comprehensive Income for the years
    ended December 31, 2000, 1999 and 1998                                         22
Consolidated Statements of Cash Flows for the years ended
    December 31, 2000, 1999 and 1998                                               23
Notes to Consolidated Financial Statements                                    24 - 42


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


                                          WESTBANK CORPORATION


                                 By:      /s/ Donald R. Chase
                                          -----------------------------------
                                          Donald R. Chase
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                                   Title                                       Date
---------                                   -----                                       ----
                                            President and
/s/ Donald R. Chase                         Chief Executive Officer and Director        March 19, 2001
---------------------------
Donald R. Chase

                                            Chairman of the Board
/s/ Ernest N. Laflamme, Jr.                 and Director                                March 19, 2001
---------------------------
Ernest N. Laflamme, Jr.

                                            Treasurer and
/s/ John M. Lilly                           Chief Financial Officer                     March 19, 2001
---------------------------
John M. Lilly


/s/ Roland O. Archambault                   Director                                    March 19, 2001
---------------------------
Roland O. Archambault


/s/ Mark A. Beauregard                      Director                                    March 19, 2001
---------------------------
Mark A. Beauregard


                                            Director                                    March 19, 2001
---------------------------
David R. Chamberland


/s/ G. Wayne McCary                         Director                                    March 19, 2001
---------------------------
G. Wayne McCary


/s/ Robert J. Perlak                        Corporate Clerk and Director                March 19, 2001
---------------------------
Robert J. Perlak


/s/ George R. Sullivan                      Director                                    March 19, 2001
---------------------------
George R. Sullivan


/s/ James E. Tremble                        Director                                    March 19, 2001
---------------------------
James E. Tremble

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