Form 10-Q
period 2001-03-31
WESTBANK CORP
filed 2001-05-14
CIK 742070

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

                  For the quarterly period ended MARCH 31, 2001

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

                                 YES [X] NO [ ]

Common stock, par value $2 per share:
                              4,253,374 shares outstanding as of April 30, 2001.

                      WESTBANK CORPORATION AND SUBSIDIARIES


                                      INDEX


                         PART I - FINANCIAL INFORMATION

                                                                        Page
ITEM 1. Financial Statements

        Condensed Consolidated Balance Sheets                              3

        Condensed Consolidated Statements of Income                        4

        Condensed Consolidated Statements of Stockholders' Equity          5

        Condensed Consolidated Statements of Comprehensive Income          5

        Condensed Consolidated Statements of Cash Flows                    6

        Notes to Condensed Consolidated Financial Statements             7-8


ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                   9-16


ITEM 3. Quantitative and Qualitative Disclosures about Market Risk        16

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings                                                 17

ITEM 2. Changes in Securities and Use of Proceeds                         17

ITEM 3. Defaults upon Senior Securities                                   17

ITEM 4. Submission of Matters to a Vote of Security Holders               17

ITEM 5. Other Information                                                 17

ITEM 6. Exhibits and Reports on Form 8-K                                  18

Signatures                                                                19

ITEM 1. FINANCIAL STATEMENTS

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollar amounts in thousands,
except per share data)                        March 31, 2001  December 31, 2000
--------------------------------------------------------------------------------
ASSETS Cash and due from banks:
      Non-interest bearing                        $  15,476       $  18,043
      Interest bearing                                  249             227
Federal funds sold                                    1,415           5,249
--------------------------------------------------------------------------------
Total cash and cash equivalents                      17,140          23,519
--------------------------------------------------------------------------------
Investment securities available for sale             90,847          86,267
Investment securities held to maturity
      (approximate market value of
      $6,984 in 2001 and $11,392 in 2000)             6,954          11,409
--------------------------------------------------------------------------------
Total securities                                     97,801          97,676
--------------------------------------------------------------------------------
Loans                                             $ 432,429       $ 432,901
Allowance for loan losses                             3,936           3,670
--------------------------------------------------------------------------------
      Net loans                                     428,493         429,231
Premises and equipment, net                           7,060           7,292
Other real estate owned                                 135             541
Accrued interest receivable                           3,208           3,977
Intangible assets                                     9,350           9,521
Other assets                                          2,642           2,839
--------------------------------------------------------------------------------
TOTAL ASSETS                                      $ 565,829       $ 574,596
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
      Non-interest bearing                        $  61,712       $  63,609
      Interest bearing                              414,352         435,531
--------------------------------------------------------------------------------
           Total Deposits                           476,064         499,140
Borrowed funds                                       33,990          20,992
Accrued interest payable                              1,056             727
Other liabilities                                     1,574           1,877
--------------------------------------------------------------------------------
           Total liabilities                        512,684         522,736
--------------------------------------------------------------------------------
Mandatory redeemable preferred stock                 17,000          17,000
Stockholders' Equity:
Common stock     - $2 par value
      Authorized - 9,000,000 shares
      Issued     - 4,238,461 shares in 2001 and
                 - 4,222,520 shares in 2000           8,567           8,567
Additional paid in capital                           11,587          11,608
Retained earnings                                    15,904          15,408
Treasury stock                                         (379)           (526)
Accumulated other comprehensive income(loss)            466            (197)
--------------------------------------------------------------------------------
           Total Stockholders' Equity                36,145          34,860
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 565,829       $ 574,596
--------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)


(Dollar amounts in thousands, except per share data)
Three months ended March 31,                                  2001         2000
--------------------------------------------------------------------------------
Income:
      Interest and fees on loans$8,507                  $    8,692
      Interest and dividend income on securities             1,588        1,523
      Interest on federal funds sold                            52           68
--------------------------------------------------------------------------------
Total interest and dividend income                          10,147       10,283
Interest expense                                             5,298        5,295
--------------------------------------------------------------------------------
Net interest income                                          4,849        4,988
Provision for loan losses                                      227           65
--------------------------------------------------------------------------------
Net interest income after
      provision for loan losses                              4,622        4,923
--------------------------------------------------------------------------------
Non-interest income:
      Investment security gains                                 31
      Other non-interest income                                729          578
--------------------------------------------------------------------------------
Total non-interest income                                      760          578
--------------------------------------------------------------------------------
Non-interest expenses:
      Salaries and benefits                                  2,043        2,042
      Other non-interest expense                             1,559        1,680
      Occupancy - net                                          389          354
--------------------------------------------------------------------------------
Total non-interest expense                                   3,991        4,076
--------------------------------------------------------------------------------
Income before income taxes                                   1,391        1,425
Income taxes                                                   471          524
--------------------------------------------------------------------------------

NET INCOME                                              $      920   $      901
================================================================================
Net income per share
          - Basic                                       $     0.22   $     0.21
          - Diluted                                     $     0.22   $     0.21

Weighted average shares outstanding
          - Basic                                        4,234,848    4,272,683
          - Dilutive Option Shares                          37,269       58,027
--------------------------------------------------------------------------------
          - Diluted                                      4,272,117    4,330,710
================================================================================

See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 2000 AND THREE MONTHS ENDED MARCH 31, 2001


(2001 Unaudited)

(Dollar amounts in thousands, except per share data)

                                             COMMON STOCK                                                 ACCUMULATED
                                         ---------------------    ADDITIONAL                                 OTHER
                                           NUMBER         PAR      PAID-IN      RETAINED     TREASURY    COMPREHENSIVE
                                         OF SHARES       VALUE     CAPITAL      EARNINGS      STOCK       INCOME/(LOSS)      TOTAL
------------------------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1999              4,283,719      $8,567      $11,633      $13,317                    $(1,974)       $ 31,543
Net income                                                            3,788                                   3,788
Cash dividends declared
      ($.40 per share)                                                            (1,697)                                    (1,697)
Treasury Shares:
      Redeemed                            (127,320)                                          $(1,127)                        (1,127)
      Reissued                              66,121                      (25)                     601                            576
Unrealized gain (loss) on
      securities available for sale                                                                           1,777           1,777
------------------------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2000              4,222,520       8,567       11,608       15,408        (526)          (197)        (34,860)
Net income                                                              920                                     920
Cash dividends declared
      ($.10 per share)                                                              (424)                                      (424)
Treasury shares:
      Redeemed                              (1,200)                                               (9)                            (9)
      Reissued                              17,141                      (21)                     156                            135
Unrealized gain (loss) on
      securities available for sale                                                                             663             663
------------------------------------------------------------------------------------------------------------------------------------
BALANCE - MARCH 31, 2001                 4,238,461      $8,567      $11,587      $15,904     $  (379)       $   466        $ 36,145
------------------------------------------------------------------------------------------------------------------------------------


     See accompanying notes to condensed consolidated financial statements.


CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

Three months ended March 31,                                    2001     2000
Net Income                                                    $  920    $ 901
--------------------------------------------------------------------------------
Unrealized gain (loss) on securities available for sale,
      net of income taxes (benefit) of $342 in 2001
      and ($85) in 2000                                          643     (138)
           Reclassification adjustment for gains (losses)
           included in net income, net of income taxes
           of $11 in 2001                                         20
--------------------------------------------------------------------------------
Other Comprehensive Income (Loss)                                663     (138)
--------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                          $1,583    $ 763
--------------------------------------------------------------------------------


See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)
(Dollar amounts in thousands)

Three months ended March 31                                                  2001            2000
Operating activities:
Net income                                                                 $    920        $    901
      Adjustments to reconcile net income to net
        cash provided by operating activities:
                Provision for loan losses                                       227              65
                Depreciation and amortization                                   239             279
                Intangible amortization                                         171             115
                Realized gain on sale of securities                             (31)
                Realized gain on sale of other real estate owned                (22)
                Decrease in accrued interest receivable                         769             567
                (Increase)/decrease in other assets                             197          (1,135)
                Increase/(decrease) in interest payable on deposits             329             (86)
                Increase/(decrease) in other liabilities                       (643)             84
----------------------------------------------------------------------------------------------------
Net cash provided by operating expenses                                       2,156             790
----------------------------------------------------------------------------------------------------
Investing activities:
      Investments and mortgage-backed securities:
           Held to maturity:
                Purchases
                Proceeds from maturities and principal payments               5,451              88
           Available for sale:
                Purchases                                                   (27,798)        (12,167)
                Proceeds from sales                                           5,530
                Proceeds from maturities and principal payments              17,726             423
Purchases of premises and equipment                                              (7)           (120)
Net increase in loans                                                           511           1,853
Proceeds from sale of other real estate owned                                   428              78
----------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                           1,841          (9,845)
----------------------------------------------------------------------------------------------------
Financing activities:
      Net increase/(decrease) in borrowings                                  12,998          (5,542)
      Net increase (decrease) in deposits                                   (23,076)           (152)
      Treasury stock (purchased)/issued, net                                    126            (441)
      Dividends paid                                                           (424)           (429)
----------------------------------------------------------------------------------------------------
Net cash (used in)/provided by financing activities                         (10,376)         (6,564)
----------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                        (6,379)        (15,619)
Cash and cash equivalents at beginning of period                             23,519          31,542
----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                 $ 17,140        $ 15,923
----------------------------------------------------------------------------------------------------
Cash paid:
      Interest on deposits and other borrowings                              $4,969          $5,381
      Income taxes                                                              200             509
Supplemental disclosure of cash flow information:
      Transfer of loans to other real estate owned                                              277

See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(Unaudited)


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

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") imposes significant regulatory restrictions and requirements on banking institutions insured by the FDIC and their holding companies. FDICIA established capital categories into which financial institutions are placed based on capital level. Each capital category establishes different degrees of regulatory restrictions which can apply to a financial institution. As of March 31, 2001, Park West and Cargill's capital was at a level that placed the Banks in the "well capitalized" category as defined by FDICIA.

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

NOTE C - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for the first quarter ended March 31, 2001 and 2000 have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts. Actual results could differ significantly from these estimates.

For further information, please refer to the Consolidated Financial Statements and footnotes thereto included in the Westbank Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE D - COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, there are outstanding commitments and contingent liabilities, such as standby letters of credit and commitments to extend credit. As of March 31, 2001, standby letters of credit amounted to $605,700, loan commitments were $36,450,000 and unused balances available on home equity lines of credit were $11,030,000.

Trust Assets - Property with a book value of $118,316,000 at March 31, 2001, held for customers in a fiduciary or agency capacity, is not included in the accompanying balance sheet since such items are not assets of the Bank.

NOTE E - STOCKHOLDERS' EQUITY

The FDIC imposes leverage capital ratio requirements for state non-member Banks. In addition, the FDIC has established risk-based capital requirements for insured institutions for Tier 1 risk-based capital of 4.00% and total risk-based capital of 8.00%.

The capital ratios of Park West and Cargill as of March 31, 2001, were as follows:

                                         Park West Bank
                                        and Trust Company      Cargill Bank
      Leverage Capital Ratio                 7.88%                 6.85%
      Tier 1 Risk-Based Capital             11.50%                12.56%
      Total Risk-Based Capital              12.51%                13.81%

As of March 31, 2001, both Park West and Cargill met the criteria which classified them as well-capitalized financial institutions.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS -

The following forward looking statements are made in accordance with the Private Securities Litigation Reform Act of 1995.

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


CHANGES IN FINANCIAL CONDITION -

Total consolidated assets amounted to $565,829,000 on March 31, 2001 compared to $574,596,000 on December 31, 2000. As of March 31, 2001, and December 31, 2000,
earning assets amounted to, respectively, $531,894,000 or 94% of total assets, and $536,053,000 or 93% of total assets. Earning assets decreased during the first three months of 2001 as a result of decreases in loans and temporary investments. A decrease in deposits and an increase in borrowed funds offset the decline in earning assets.

CHANGES IN RESULTS OF OPERATIONS  -

For the quarter ended March 31, 2001, net income totaled $920,000 compared to $901,000 for the three-month period ended March 31, 2000.

Non-interest income increased by $151,000 during the first quarter of 2001 compared to the first quarter of 2000. During the first quarter of 2001, the Corporation recognized a gain on sale of securities available for sale totaling $31,000. Non-interest expense totaled $3,991,000 for the quarter ended March 31, 2001, a decrease of $85,000 versus the first quarter of 2000.

An overall decrease in interest income reflects a decrease in volume and interest rates on earning assets, while a decrease in interest-bearing liabilities and an increase in rates kept interest expense level with the first quarter of 2000. Further analysis is provided in sections on net interest revenue and supporting schedules.

ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS  -

An increase of $162,000 has been reflected in the provision for loan losses in the quarter, with $227,000 being provided compared to $65,000 in 2000. Loans written off against the allowance for loan losses after recoveries amounted to net recoveries of $39,000 for the first three months of 2001 versus $153,000 for the same period of 2000.

After giving effect to the actions described above, the allowance for loan losses at March 31, 2001, totaled $3,936,000 or 0.91% of total loans, as compared to $3,670,000 or 0.85% at December 31, 2000.

Non-performing past due loans at March 31, 2001, aggregated $2,796,000 or 0.65% of total loans compared to $2,196,000 or 0.51% at December 31, 2000. The percentage of non-performing and past due loans compared to total assets on those same dates, respectively, amounted to 0.52% and 0.48%.

Other real estate owned decreased during the most recent quarter by $406,000 compared to 2000 and totals $135,000. The percentage of other real estate owned to total assets as of March 31, 2001 and December 31, 2000 amounted to 0.02% and 0.09% respectively.

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

The Corporation analyzes its performance by utilizing the concepts of interest rate spread and net yield on earning assets. The interest rate spread represents the difference between the yield on earning assets and interest paid on interest-bearing liabilities. The net yield on earning assets is the difference between the rate of interest on earning assets and the effective rate paid on all funds - interest-bearing liabilities, as well as interest-free sources (primarily demand deposits and stockholders' equity).

The balances and rates derived for the analysis of net interest income presented on the following pages reflect the consolidated assets and liabilities of the Corporation's principal earning subsidiaries, Park West Bank and Trust Company and Cargill Bank


(Dollar amounts in thousands)

Quarter ended March 31,                                 2001             2000
--------------------------------------------------------------------------------
Interest and dividend income                          $10,147          $10,283
Interest expense                                        5,298            5,295
--------------------------------------------------------------------------------
Net interest income  4,849                              4,988
Tax equivalent adjustment                                  46               32
================================================================================
NET INTEREST INCOME (TAXABLE EQUIVALENT)              $ 4,895          $ 5,020
================================================================================

INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS

(Dollar amounts in thousands)

Quarter ended March 31,                      2001                   2000
-------------------------------------------------------------------------------
                                       Average                Average
                                       Balance    Rate        Balance    Rate
-------------------------------------------------------------------------------
Earning Assets                        $527,486    7.73%      $531,480    7.76%
-------------------------------------------------------------------------------
Interest-bearing liabilities           460,937    4.60%       474,709    4.46%
-------------------------------------------------------------------------------
Interest rate spread                              3.13                   3.30
-------------------------------------------------------------------------------
Interest-free resources used
      to fund earning assets            66,549                 56,771
-------------------------------------------------------------------------------
Total Sources of Funds                $527,486    4.02       $531,480    3.99
================================================================================
NET YIELD ON EARNING ASSETS                       3.71%                  3.77%
================================================================================

CHANGES IN NET INTEREST INCOME

(Dollar amounts in thousands)


                                             QUARTER ENDED MARCH 31, 2001
                                                         OVER
                                             QUARTER ENDED MARCH 31, 2000
-------------------------------------------------------------------------------
                                                     CHANGE DUE TO
                                         VOLUME           RATE            TOTAL
-------------------------------------------------------------------------------
Interest Income:
      Loans                              $ (180)         $   9           $(171)
      Securities                            113            (48)             65
      Federal Funds                         (23)             7             (16)
-------------------------------------------------------------------------------
Total Interest Earned                       (90)           (32)           (122)
Interest Expense:
      Interest-bearing deposits              11            245             256
      Other borrowed funds                 (227)           (26)           (253)
-------------------------------------------------------------------------------
      Total Interest Expense               (216)           219               3
-------------------------------------------------------------------------------
NET INTEREST INCOME                      $  126          $(251)          $(125)
================================================================================

Net interest earned on a taxable equivalent basis decreased to $4,849,000 in the first quarter of 2001, down $125,000 as compared with the comparable period of 2000.

Average earning assets declined by $3,994,000 during the first quarter of 2001. The average earning base was $527,486,000 compared to $531,480,000 in the same period last year.


OPERATING EXPENSES

The components of total operating expenses for the periods and their percentage of gross income are as follows:

(Dollar amounts in thousands)

Quarter ended March 31,                2001                        2000
--------------------------------------------------------------------------------
                                 Amount    Percent           Amount    Percent
--------------------------------------------------------------------------------
Salaries and benefits            $2,043     18.73%           $2,042    18.80%
Other non-interest expense        1,559     14.29             1,680    15.47
Occupancy - net                     389      3.57               354     3.26
--------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES         $3,991     36.59%           $4,076    37.53%
================================================================================

For the three-month period ended March 31, 2001, operating expenses decreased by approximately $85,000 versus the 2000 period. Salaries and benefits increased by $1,000, while other non-interest expense declined by $121,000 and occupancy grew by $35,000. The decline is a direct result of integrating Cargill Bank into the Westbank Corporation operating structure.

CAPITAL RATIOS

                                            March 31, 2001     December 31, 2000
--------------------------------------------------------------------------------
The following is the Corporation's
ratio of "Tier I" leverage capital
to total assets at end of period                 6.93%               6.45%

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

The following are the Corporation's risk-based capital ratios at March 31, 2001:

Tier 1 Capital (minimum required 4.00%)                                 10.62%
Total Risk-Based Capital (minimum required 8.00%)                       13.14%

INTEREST RATE SENSITIVITY

The following table sets forth the distribution of the repricing of the Corporation's earning assets and interest-bearing liabilities as of March 31, 2001:

(Dollar amounts in thousands)

                                                    Three         Over Three         Over One
                                                   Months          Months to          Year to          Over Five
                                                   or Less         One Year         Five Years           Years             Total
------------------------------------------------------------------------------------------------------------------------------------
Earning Assets                                     $ 70,287        $  83,408         $ 152,756           $225,443         $531,894
Interest-Bearing
      Liabilities                                   132,655          132,814           176,383             23,490          465,342
------------------------------------------------------------------------------------------------------------------------------------
Interest Rate
      Sensitivity Gap                              $(62,368)       $ (49,406)        $ (23,627)          $201,953         $ 66,552

Cumulative Interest
      Rate Sensitivity Gap                         $(62,368)       $(111,774)        $(135,401)          $ 66,552

Interest Rate
      Sensitivity Gap Ratio                          (11.73)%          (9.29)%           (4.44)%            37.97%

Cumulative Interest
      Rate Sensitivity Gap Ratio                     (11.73)%         (21.02)%          (25.46)%            12.51%

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


PROVISION AND ALLOWANCE FOR LOAN LOSSES
(Dollar amounts in thousands)

Quarter ended March 31,                                                                              2001                2000
----------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                                                    $ 3,670              $3,908
Provision for loan losses                                                                             227                  65
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    3,897               3,973
----------------------------------------------------------------------------------------------------------------------------------
Less charge-offs:
      Loans secured by real estate                                                                                        138
      Commercial and industrial loans                                                                                      12
      Consumer loans                                                                                   27                   9
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                       27                 159
----------------------------------------------------------------------------------------------------------------------------------
Add-recoveries:
      Loans secured by real estate                                                                     57
      Commercial and industrial loans                                                                   6
      Consumer loans                                                                                    3                   6
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                       66                   6
----------------------------------------------------------------------------------------------------------------------------------
Net charge-offs (recoveries)                                                                          (39)                153
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT END OF PERIOD                                                                          $ 3,936              $3,820
----------------------------------------------------------------------------------------------------------------------------------
Net charge-offs (recoveries) to:
      Average loans                                                                                  (.01)%               .03%
      Loans at end of period                                                                         (.01)%               .03%
      Allowance for loan losses at January 1                                                        (1.06)%              3.92%
Allowance for loan losses at March 31 as a percentage of:
           Average loans                                                                              .91%                .87%
           Loans at end of period                                                                     .91%                .87%

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

NON-ACCRUAL, PAST DUE AND NON-PERFORMING LOANS

(Dollar amounts in thousands)


                                            03-31-01           12-31-00             09-30-00           06-30-00          03-31-00
Non-accrual loans                           $  2,441           $  1,778             $  1,693           $    691          $    996
------------------------------------------------------------------------------------------------------------------------------------
Loans contractually past
      due 90 days or more
      still accruing                             355                418                  364                778               381
------------------------------------------------------------------------------------------------------------------------------------
Total non-accrual, past due
      and restructured loans                $  2,796           $  2,196             $  2,057           $  1,469          $  1,377

Non-accrual, past due and
      restructured loans as a
      percentage of total loans                 0.65%              0.51%                0.46%              0.33%             0.31%

Allowance for loan losses as a
      percentage of non-accrual, past
      due and restructured loans              140.77%            167.12%              168.21%            265.21%           277.41%
------------------------------------------------------------------------------------------------------------------------------------

Other real estate owned - net               $    135           $    541             $    605           $    672           $   512
------------------------------------------------------------------------------------------------------------------------------------

Total non-performing assets                 $  2,931           $  2,737             $  2,662           $  2,141           $ 1,889
------------------------------------------------------------------------------------------------------------------------------------

Non-performing assets as a
      percentage of total assets                0.52%              0.48%                0.45%              0.36%             0.33%

QUARTER-TO-DATE AVERAGE BALANCES
INTEREST EARNED - INTEREST EXPENSE


(Dollar amounts in thousands)

Three months ended March 31,                                2001                                         2000
------------------------------------------------------------------------------------------------------------------------------------
                                             Balance      Interest          Rate         Balance       Interest         Rate
------------------------------------------------------------------------------------------------------------------------------------
Federal funds sold and
      temporary investments                 $  3,466      $    52           6.00%       $  5,033       $    68          5.40%
Securities                                    92,733        1,592           6.87          86,172         1,527          7.09
Loans                                        431,287        8,549           7.93         440,275         8,720          7.92
------------------------------------------------------------------------------------------------------------------------------------
Total earning assets                         527,486       10,193           7.73%        531,480       $10,315          7.76%
------------------------------------------------------------------------------------------------------------------------------------
Loan loss allowance                           (3,802)                                     (3,998)
All other assets                              37,166                                      38,888
------------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                $560,850                                    $566,370
====================================================================================================================================
LIABILITIES AND EQUITY

Interest bearing deposits                   $415,344      $ 4,604           4.43%       $414,303       $ 4,348          4.20%
Borrowed funds                                45,593          694           6.09          60,406           947          6.27
------------------------------------------------------------------------------------------------------------------------------------
Total interest bearing
      liabilities                            460,937        5,298           4.60         474,709         5,295          4.46
------------------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                                        3.13%                                       3.30%
Demand deposits                               60,439                                      58,117
Other liabilities                              4,051                                       2,364
Shareholders' equity                          35,423                                      31,180
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES
      AND EQUITY                            $560,850                                    $566,370
====================================================================================================================================
Net Interest Income(tax equivalent basis)                 $ 4,895                                      $ 5,020
Interest Earned/Earning Assets                                              7.73%                                       7.76%
Interest Expense/Earning Assets                                             4.02                                        3.99
------------------------------------------------------------------------------------------------------------------------------------
Net Yield on Earning Assets                                                 3.71%                                       3.77%
Deduct tax equivalent adjustment                               46                                           32
------------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                       $ 4,849                                      $ 4,988
====================================================================================================================================


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in the Corporation's assessment of its sensitivity to market risk since its presentation in the 2000 Annual Report filed with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION


ITEM 1.     Legal Proceedings

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

ITEM 5.     Other Events

     a.     Merger of Cargill Bank

            On April 19, 2001 and May 2, 2001 respectively, the Boards of Directors of Park West Bank and Trust Company ("Park West") and Cargill Bank voted to merge Cargill Bank with and into Park West. Both Park West and Cargill Bank are wholly-owned subsidiaries of Westbank Corporation. The purpose of the merger is to consolidate the operations of both banks, resulting in reduced operating costs through improved efficiencies and economies of scale. This merger transaction will not have a material effect on the consolidated financial statements of Westbank Corporation as presented in this Quarterly Report on Form 10-Q.

      b.    Registration on Form S-3

            None

      c.    Registration on Form S-8

            None

ITEM 6.     Exhibits and Reports on Form 8-K

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







                                        WESTBANK CORPORATION





Date:  May 11, 2001                     /s/
                                        ----------------------------------------
                                        Donald R. Chase
                                        President and Chief Executive Officer





Date:  May 11, 2001                     /s/
                                        ----------------------------------------
                                        John M. Lilly
                                        Treasurer and Chief Financial Officer