Form 10-Q
period 2001-06-30
WESTBANK CORP
filed 2001-08-14
CIK 742070

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

                  For the quarterly period ended JUNE 30, 2001



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

                         YES    X      NO
                              ----        ----


  Common stock, par value $2.00 per share: 4,297,245 shares outstanding as of
                                 July 31, 2001

                      WESTBANK CORPORATION AND SUBSIDIARIES

                                      INDEX



                         PART I - FINANCIAL INFORMATION

                                                                                                Page
                                                                                                ----
        ITEM 1.   Financial Statements
                  Condensed Consolidated Balance Sheets                                          3

                  Condensed Consolidated Statements of Income                                    4

                  Condensed Consolidated Statements of Comprehensive Income                      5

                  Condensed Consolidated Statements of Stockholders' Equity                      5

                  Condensed Consolidated Statements of Cash Flows                                6

                  Notes to Condensed Consolidated Financial Statements                           7-9

        ITEM 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                               10-18

        ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk                    19

                           PART II - OTHER INFORMATION


        ITEM 1.   Legal Proceedings                                                             19

        ITEM 2.   Changes in Rights of Securities Holders                                       19

        ITEM 3.   Defaults by Company on its Senior Securities                                  19

        ITEM 4.   Submission of Matters to a Vote of Security Holders                           19

        ITEM 5.   Other Information                                                             19

        ITEM 6.   Exhibits and Reports on Form 8-K                                              19

        Signatures                                                                              20

ITEM 1.  FINANCIAL STATEMENTS

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           (Unaudited)
(Dollar amounts in thousands, except per share data)                      June 30, 2001     December 31, 2000
-------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks:
     Non-interest bearing                                                  $  16,846            $  18,043
     Interest bearing                                                            923                  227
Federal funds sold                                                               570                5,249
---------------------------------------------------------------------------------------------------------
Total cash and cash equivalents                                               18,339               23,519
---------------------------------------------------------------------------------------------------------
Investment securities available for sale                                     115,709               86,267
Investment securities held to maturity
     (approximate market value of $5,320 in 2001 and $11,392 in 2000)          5,287               11,409
---------------------------------------------------------------------------------------------------------
Total securities                                                             120,996               97,676
---------------------------------------------------------------------------------------------------------
Loans                                                                        437,621              432,901
Allowance for loan losses                                                     (4,074)              (3,670)
---------------------------------------------------------------------------------------------------------
     Net loans                                                               433,547              429,231
Bank premises and equipment                                                    6,861                7,292
Other real estate owned                                                          137                  541
Accrued interest receivable                                                    3,435                3,977
Intangible assets                                                              9,179                9,521
Other assets                                                                   2,684                2,839
---------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                $595,178             $574,596
=========================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Non-interest bearing                                                  $  65,530            $  63,609
     Interest bearing                                                        406,386              435,531
---------------------------------------------------------------------------------------------------------
     Total Deposits                                                          471,916              499,140
Borrowed funds                                                                66,910               20,992
Accrued interest payable                                                       1,048                  727
Other liabilities                                                              1,855                1,877
---------------------------------------------------------------------------------------------------------
     Total Liabilities                                                       541,729              522,736
---------------------------------------------------------------------------------------------------------
Mandatory redeemable preferred stock                                          17,000               17,000
---------------------------------------------------------------------------------------------------------
Stockholders' Equity:
     Common stock   -  $2.00 par value
         Authorized -  9,000,000 shares
         Issued     -  4,253,059 shares in 2001 and
                       4,192,882 shares in 2000                                8,567                8,567
     Additional paid in capital                                               11,570               11,608
     Retained earnings                                                        16,608               15,408
     Treasury stock                                                             (250)                (526)
     Accumulated other comprehensive income (loss)                               (46)                (197)
---------------------------------------------------------------------------------------------------------
         Total Stockholders' Equity                                           36,449               34,860
---------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $595,178             $574,596
=========================================================================================================



     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

June 30 (unaudited)                                            QUARTER ENDED                 SIX MONTHS ENDED
--------------------------------------------------------------------------------------------------------------
 (Dollar amounts in thousands, except per share data)        2001          2000             2001          2000
--------------------------------------------------------------------------------------------------------------
Income:
     Interest and fees on loans                             $8,436        $8,815          $16,943      $17,507
     Interest and dividend income on securities              1,661         1,723            3,249        3,246
     Interest on federal funds sold                             18            28               70           96
--------------------------------------------------------------------------------------------------------------
Total interest and dividend income                          10,115        10,566           20,262       20,849
Interest expense                                             4,996         5,665           10,294       10,960
--------------------------------------------------------------------------------------------------------------
Net interest income                                          5,119         4,901            9,968        9,889
Provision for loan losses                                      159            75              386          140
--------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses          4,960         4,826            9,582        9,749
--------------------------------------------------------------------------------------------------------------
Non-interest income:
     Investment security gains                                                                 31
     Gain on sale of mortgages                                 243                            243
     Other non-interest income                                 744           606            1,473        1,184
--------------------------------------------------------------------------------------------------------------
Total non-interest income                                      987           606            1,747        1,184
--------------------------------------------------------------------------------------------------------------
Non-interest expenses:
     Salaries and benefits                                   2,122         1,920            4,165        3,962
     Other non-interest expense                              1,762         1,509            3,321        3,189
     Occupancy - net                                           365           332              754          686
--------------------------------------------------------------------------------------------------------------
Total non-interest expense                                   4,249         3,761            8,240        7,837
--------------------------------------------------------------------------------------------------------------
Income before income taxes                                   1,698         1,671            3,089        3,096
Income taxes                                                   580           592            1,051        1,116
--------------------------------------------------------------------------------------------------------------
Net Income                                                  $1,118        $1,079          $ 2,038     $  1,980
==============================================================================================================
Earnings per share
         -  Basic                                            $0.26         $0.26            $0.48        $0.47
         -  Diluted                                          $0.26         $0.25            $0.48        $0.46
Weighted average shares outstanding
         -  Basic                                        4,250,461     4,204,822        4,242,706    4,238,753
         -  Dilutive option shares                          44,013        50,042           38,749       54,018
         -  Diluted                                      4,294,474     4,254,864        4,281,455    4,292,771
==============================================================================================================


     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 2000 AND SIX MONTHS ENDED JUNE 30, 2001

(2001 unaudited)
(Dollar amounts in thousands)


                                                                                                      ACCUMULATED
                                           COMMON STOCK                                                  OTHER
                                       -----------------       ADDITIONAL                             COMPREHENSIVE
                                        NUMBER        PAR       PAID IN      RETAINED    TREASURY       INCOME/
                                       OF SHARES     VALUE      CAPITAL      EARNINGS     STOCK          (LOSS)       TOTAL
---------------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1999            4,283,719     $8,567     $11,633       $13,317                    $(1,974)   $31,543

Net income                                                                      3,788                                 3,788
Cash dividend declared
 ($.40 per share)                                                              (1,697)                               (1,697)
Treasury Shares:
 Redeemed                               (127,320)                                         $(1,127)                   (1,127)
 Reissued                                 66,121                    (25)                      601                       576
 Unrealized gain (loss) on
     securities available for sale                                                                         1,777      1,777
---------------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2000            4,222,520      8,567      11,608        15,408        (526)          (197)    34,860

Net income                                                                      2,038                                 2,038
Cash dividend declared
 ($.20 per share)                                                                (838)                                 (838)
Treasury Shares:
 Redeemed                                 (3,200)                                             (26)                      (26)
 Reissued                                 33,739                    (38)                      302                       264
 Unrealized gain (loss) on
     securities available for sale                                                                           151        151
---------------------------------------------------------------------------------------------------------------------------
BALANCE - JUNE 30, 2001                4,253,059     $8,567     $11,570       $16,608      $ (250)        $  (46)   $36,449
===========================================================================================================================

     See accompanying notes to condensed consolidated financial statements.


CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

                                                                                        QUARTER ENDED             SIX MONTHS ENDED
(Dollar amounts in thousands)                                                        06-30-01     06-30-00       06-30-01   06-30-00
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                            $1,118      $1,079          $2,038     $1,980
-----------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income:
     Change in unrealized gain/(loss) on securities available for sale, net of income taxes (benefits) of $(264) and $(9) for the quarter and $(67) and
     $(75) for the six-month periods
     ended June 30, 2001 and 2000, respectively                                         (512)         16             171       (122)
-----------------------------------------------------------------------------------------------------------------------------------
     Reclassification adjustment for gains included in net
     income, net of income taxes of $11 for the six-month
     period ended June 30, 2001                                                                                      (20)
-----------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                                       (512)         16             151       (122)
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                                $    606      $1,095          $2,189     $1,858
===================================================================================================================================


     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
SIX MONTHS ENDED JUNE 30, 2001 AND 2000


(Unaudited)

(Dollar amounts in thousands)


                                                                                 2001          2000
-----------------------------------------------------------------------------------------------------
Operating activities:
     Net income                                                                $  2,038      $  1,980
         Adjustments to reconcile net income to
         net cash provided by operating activities:
             Provision for loan losses                                              386           140
             Provision for other real estate owned                                   25
             Depreciation and amortization                                          478           525
             Intangible amortization                                                342           286
             Realized gain on sale of securities                                    (31)
             Realized gain on sale of other real estate owned                       (28)
             Realized gain on sale of mortgages                                    (243)
             (Increase)/Decrease in accrued interest receivable                     542          (605)
             (Increase)/Decrease in other assets                                    155        (1,473)
             Increase/(Decrease) in interest payable on deposits                    321          (163)
             Increase/(Decrease) in other liabilities                               (22)        1,186
-----------------------------------------------------------------------------------------------------
             Net cash provided by operating activities                            3,963         1,876
-----------------------------------------------------------------------------------------------------
Investing activities:
     Investments and mortgage-backed securities:
         Held to maturity:
             Purchases
             Proceeds from maturities and principal payments                      6,122           208
         Available for sale:
             Purchases                                                          (67,370)      (19,366)
             Proceeds from sales                                                  5,350
             Proceeds from maturities                                            32,645           878
     Purchases of premises and equipment                                            (47)         (200)
     Net increase in loans                                                       (4,365)       (7,423)
     Proceeds from sale of other real estate owned                                  428            78
-----------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                  (27,237)      (25,825)
-----------------------------------------------------------------------------------------------------
Financing activities:
     Net increase in borrowed funds                                              45,918         3,973
     Net increase / (decrease) in deposits                                      (27,224)        8,196
     Treasury stock (purchased)/issued, net                                         238          (794)
     Dividends paid                                                                (838)         (852)
-----------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                               18,094        10,523
-----------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                            (5,180)      (13,426)
Cash and cash equivalents at beginning of period                                 23,519        31,542
-----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                      $18,339       $18,116
=====================================================================================================
Cash paid during the period:
     Interest on deposits and other borrowings                                  $10,316       $11,123
     Income taxes                                                                   350         1,147
Supplemental disclosure of cash flow information:
     Transfers of loans to other real estate owned                                   27           308



See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER AND SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000


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

On April 19, 2001 and May 2, 2001 respectively, the Boards of Directors of Park West and Cargill voted to merge Cargill Bank with and into Park West. Both Park West and Cargill Bank are wholly-owned subsidiaries of Westbank Corporation. The purpose of the merger is to consolidate the operations of both banks, resulting in reduced operating costs through improved efficiencies and economies of scale. The merger is subject to regulatory approval and the resultant financial institution will operate under the name Westbank.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") imposes significant regulatory restrictions and requirements on banking institutions insured by the FDIC and their holding companies. FDICIA established capital categories into which financial institutions are placed based on capital level. Each capital category establishes different degrees of regulatory restrictions that can apply to a financial institution. As of June 30, 2001, Park West and Cargill's capital was at a level that placed the Banks in the "well capitalized" category as defined by FDICIA.

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

The accompanying unaudited condensed consolidated financial statements for the quarter and six months ended June 30, 20010 and 2000 have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting or normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. In preparing such financial statements, management is required to make estimates and assumptions that effect the reported amounts. Actual results could differ significantly from these estimates.

For further information, please refer to the Consolidated Financial Statements and footnotes thereto included in the Westbank Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.


NOTE D  -  COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, there are outstanding commitments and contingent liabilities, such as standby letters of credit and commitments to extend credit. As of June 30, 2001, standby letters of credit amounted to $367,000 and loan commitments were $ 45,588,000 and unused balances available on home equity lines of credit were $13,027,000.

Trust Assets - Property with a book value of $108,884,000 at June 30, 2001 held for customers in a fiduciary or agency capacity is not included in the accompanying balance sheet since such items are not assets of the Bank.


NOTE E  -  STOCKHOLDERS' EQUITY

The FDIC imposes leverage capital ratio requirements for state non-member banks. In addition, the FDIC has established risk-based capital requirements for insured institutions for Tier 1 risk-based capital of 4.00% and total risk-based capital of 8.0%.

The capital ratios of Park West and Cargill as of June 30, 2001 were as follows:

                                                            Park West Bank
                                                            and Trust Company      Cargill Bank
     Leverage Capital Ratio                                     7.74%                 7.09%
     Tier 1 Risk-Based Capital                                 11.34%                12.99%
     Total Risk-Based Capital                                  12.38%                14.26%


As of June 30, 2001, both Park West and Cargill met the criteria which classified them as well capitalized financial institutions.

NOTE F  -  RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria. The statement applies to all business combinations initiated after June 30, 2001.

SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually or more frequently, if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill will continue to be amortized through the remainder of Fiscal 2001, at which time amortization will cease and Westbank will perform a transitional goodwill impairment test. SFAS No. 142 is effective for the Corporation beginning January 1, 2002. The Corporation is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS



QUARTER AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000



Information Concerning Forward-Looking Statements

The following forward-looking statements are made in accordance with the Private Securities Litigation Reform Act of 1995.

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

Changes in Financial Condition

Total consolidated assets amounted to $595,178,000 on June 30, 2001, compared to $574,596,000 on December 31, 2000. As of June 30, 2001 and December 31, 2000,
earning assets amounted to, respectively, $560,110,000 or 94% of total assets and $536,053,000 or 93% of total assets. Earning assets increased during the first six months of 2001 as a result of an increase in loans and investments. Borrowing with the Federal Home Loan Bank funded the growth in assets as deposits (primarily time deposits) declined during the six-month period.


Changes in Results of Operations

For the quarter ended June 30, 2001, net income totaled $1,118,000, compared to $1,079,000 for the quarter ended June 30, 2000. For the six months ended June 30, 2001, net income was $2,038,000, compared to $1,980,000 for the same period during 2000. Included in the results for the six months ended June 30, 2001 was a gain on the sale of mortgages totaling approximately $240,000.

An overall decrease in interest income and interest expense reflects a decrease in volume and interest rates on earning assets and a decrease in volume and rates on interest-bearing liabilities. Further analysis is provided in sections on net interest revenue and supporting schedules.


Allowance for Loan Losses and Non-Performing Assets

The Corporation's provision for loan losses in the current quarter was $159,000, compared to $75,000 for the same period in 2000. Loans written off against the allowance for loan losses after recoveries amounted to $21,000 for the quarter ended June 30, 2001.

After giving effect to the actions described above, the allowance for loan losses at June 30, 2001, totaled $4,074,000 or .93% of total loans, as compared to $3,670,000 or .85% at December 31, 2000.

Non-performing past due loans at June 30, 2001 aggregated $2,091,000 or .48% of total loans, compared to $2,196,000 or .51% at December 31, 2000. The percentage of non-performing and past due loans compared to total assets on those same dates, respectively, amounted to .35% and .38%.

Other real estate owned at June 30, 2001, totaled $137,000 and stands at .02% of total assets at the end of the current quarter and .09% as of December 30, 2000.

Management has made every effort to recognize all circumstances known at this time that could affect the collectibility of loans and has reflected these in the provision for loan losses, the write-down of other real estate owned and impaired loans to fair value and other loans (watch list) monitored by management, the charge-off of loans and the balance in the allowance for loan losses. Management deems that the provision for loan loss and the balance in the allowance for loan losses for the quarter and six-months ended June 30, 2001 are adequate, based on results provided by the loan grading system and circumstances known at this time.

NET INTEREST INCOME

The Corporation's earning assets include a diverse portfolio of earning instruments, ranging from the Corporation's core business of loan extensions to interest-bearing securities issued by federal, state and municipal authorities. These earning assets are financed through a combination of interest-bearing and interest-free sources.

Net interest income, the most significant component of earnings, is the amount by which the interest generated by assets exceeds the interest expense on liabilities. For analytical purposes, the interest earned on tax exempt assets is adjusted to a "tax equivalent" basis to recognize the income tax savings, which facilitates comparison between taxable and tax exempt assets.

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

(Dollar amounts in thousands)

                                                  QUARTER ENDED                 SIX MONTHS ENDED
                                                06-30-01       06-30-00      06-30-01       06-30-00
----------------------------------------------------------------------------------------------------
Interest and dividend income                    $10,115        $10,566        $20,262        $20,849
Interest expense                                  4,996          5,665         10,294         10,960
----------------------------------------------------------------------------------------------------
Net interest income                             $ 5,119        $ 4,901        $ 9,968        $ 9,889
Tax equivalent adjustment                            39             36             84             68
----------------------------------------------------------------------------------------------------
Net interest income (taxable equivalent)        $ 5,158        $ 4,937        $10,052        $ 9,957
====================================================================================================


INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS

(Dollar amounts in thousands)

                                        QUARTER ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                      2001                  2000                  2001                2000
---------------------------------------------------------------------------------------------------------------
                               Average               Average               Average             Average
                               Balance    Rate       Balance    Rate       Balance    Rate     Balance     Rate
---------------------------------------------------------------------------------------------------------------
Earning Assets                $540,148    7.52%     $542,974    7.81%     $533,938    7.62%    $537,227    7.79%

Interest-bearing
     liabilities               469,932    4.25       485,124    4.67       465,554    4.42      479,918    4.57
---------------------------------------------------------------------------------------------------------------
Interest rate spread                      3.27                  3.14                  3.20                 3.22
---------------------------------------------------------------------------------------------------------------
Interest-free resources
     used to fund
     earning assets             70,216                57,850                68,384               57,309
---------------------------------------------------------------------------------------------------------------
Total Sources of Funds        $540,148              $542,974              $533,938             $537,227
===============================================================================================================
Net Yield on Earning Assets               3.82%                 3.64%                 3.77%                3.71%
===============================================================================================================

CHANGES IN NET INTEREST INCOME

(Dollar amounts in thousands)

                                    QUARTER ENDED 06-30-01       SIX MONTHS ENDED 06-30-01
                                            OVER                               OVER
                                    QUARTER ENDED 06-30-00       SIX MONTHS ENDED 06-30-00
-----------------------------------------------------------------------------------------------
                                      CHANGE DUE TO                        CHANGE DUE TO
                                   VOLUME       RATE       TOTAL  VOLUME      RATE        TOTAL
-----------------------------------------------------------------------------------------------
Interest Income:
     Loans                         $(170)     $(207)     $(377)    $(350)     $(198)     $(548)
     Securities                      107       (168)       (61)      220       (217)         3
     Federal funds                    (5)        (5)       (10)      (28)         2        (26)
-----------------------------------------------------------------------------------------------
Total Interest Earned                (68)      (380)      (448)     (158)      (413)      (571)
-----------------------------------------------------------------------------------------------
Interest Expense:
     Interest-bearing deposits      (253)      (331)      (584)     (242)       (86)      (328)
     Other borrowed funds            128       (213)       (85)      (99)      (239)      (338)
-----------------------------------------------------------------------------------------------
Total Interest Expense              (125)      (544)      (669)     (341)      (325)      (666)
Net Interest Income               $   57       $164       $221      $183     $  (88)    $   95
==============================================================================================

Net interest earned on a tax equivalent basis increased by $221,000 during the second quarter of 2001 compared to the second quarter of 2000. For the six-month period ended June 30, 2001, net interest income increased by $95,000 versus the same period of 2000.

Average earning assets declined by $3,289,000 during the first six months of 2001. The average earning base was $533,938,000 compared to $537,227,000 in the same period last year.


OPERATING EXPENSES

The components of total operating expenses for the periods and their percentage of gross income are as follows:

(Dollars amounts in thousands)

                                          QUARTER ENDED                               SIX MONTHS ENDED
                                   06-30-01            06-30-00                06-30-01            06-30-00
----------------------------------------------------------------------------------------------------------------
                               Amount   Percent     Amount   Percent       Amount     Percent  Amount    Percent
---------------------------------------------------------------------------------------------------------------
Salaries and benefits          $2,122    19.11%    $1,920     17.19%        $4,165    18.92%   $3,962    17.98%
Other non-interest expense      1,762    15.87      1,509     13.51          3,321    15.09     3,189    14.47
Occupancy - net                   365     3.29        332      2.96            754     3.43       686     3.12
---------------------------------------------------------------------------------------------------------------
Total Operating Expenses       $4,249    38.27%    $3,761     33.66%        $8,240    37.44%   $7,837    35.57%
==============================================================================================================

For the six-month period ended June 30, 2001, operating expenses increased by approximately $403,000 over the 2000 period. The increase was a result of increases in salary and benefits totaling $203,000, occupancy expense totaling $68,000 and an increase in other non-interest expense of $132,000. The increases are a result of the overall growth of the Corporation, coupled with inflationary increases.

CAPITAL RATIOS

                                                        06-30-01          06-30-00
                                                        --------          --------
The following is the Corporation's
ratio of "Tier 1" leverage capital to
total assets at end of period                             7.00%             6.23%

Regulatory risk-based capital requirements take into account the different risk categories of banking organizations by assigning risk weight to assets and the credit equivalent amounts of off-balance sheet exposures.

In addition, capital is divided into two tiers. For this Corporation, Tier 1 includes the common stockholders' equity and a portion of the mandatory redeemable preferred stock. Total risk based, or supplementary capital, includes not only the equity but, also, a portion of the allowance for loan losses and a portion of the mandatory redeemable preferred stock. Net unrealized gain/(losses) on securities available for sale are not permitted to be included for regulatory capital purposes.

The following are the Corporation's risk-based capital ratios at June 30, 2001:

         Tier 1 Capital (minimum required 4.00%)    10.93%
         Tier 2 Capital (minimum required 8.00%)    13.41%

INTEREST RATE SENSITIVITY

The following table sets forth the distribution of the repricing of the Corporation's earning assets and interest-bearing liabilities as of June 30, 2001.

(Dollar amounts in thousands)

                              Three        Over Three    Over One
                              Months       Months to      Year to         Over
                              or Less      One Year      Five Years     Five Years      Total
----------------------------------------------------------------------------------------------
Earning Assets             $  75,502      $  76,985      $144,360       $263,263      $560,110
Interest-Bearing
     Liabilities             133,150        150,984       182,378         23,784       490,296
----------------------------------------------------------------------------------------------
Interest Rate
     Sensitivity Gap       $ (57,648)      $(73,999)    $ (38,018)      $239,479       $69,814
==============================================================================================
Cumulative Interest
     Rate
     Sensitivity Gap       $ (57,648)     $(131,647)    $(169,665)     $  69,814

Interest Rate
     Sensitivity
     Gap Ratio                (10.29)%       (13.21)%       (6.79)%        42.76%

Cumulative Interest
     Rate Sensitivity
     Gap Ratio                (10.29)%       (23.50)%      (30.29)%        12.46%

LIQUIDITY

The Corporation's liquidity represents the ability to meet loan commitments, deposit withdrawals and any other cash needs as they arise. Funds to meet liquidity are available by converting liquid assets or by generating new deposits or through other funding sources. Factors affecting a bank's liquidity needs include changes in interest rates, demand for loan products and general economic conditions. The Corporation has alternative sources of liquidity, including federal funds lines of credit, lines of credit available through the Federal Home Loan Bank of Boston and repurchase agreements. Management believes that the Corporation's level of liquidity is adequate to meet current and future funding needs.


PROVISION AND ALLOWANCE FOR LOAN LOSSES

(Dollar amounts in thousands)

                                        QUARTER ENDED            SIX MONTHS ENDED
                                     06-30-01   06-30-00       06-30-01    06-30-00
-----------------------------------------------------------------------------------
Balance at beginning of period        $3,936    $3,820         $3,670     $3,908
Provision charged to expense             159        75            386        140
-----------------------------------------------------------------------------------
                                       4,095     3,895          4,056      4,048
-----------------------------------------------------------------------------------
Charge-offs:
     Loans secured by real estate          7                        7        138
     Commercial and industrial loans                19                        31
     Consumer loans                       32        15             59         24
-----------------------------------------------------------------------------------
                                          39        34             66        193
-----------------------------------------------------------------------------------
Recoveries:
     Loans secured by real estate          2        22             59         22
     Commercial and industrial loans      12         9             18          9
     Consumer loans                        4         4              7         10
-----------------------------------------------------------------------------------
                                          18        35             84         41
-----------------------------------------------------------------------------------
Net charge-offs (recoveries)              21        (1)           (18)       152
-----------------------------------------------------------------------------------
Balance at end of period              $4,074    $3,896         $4,074     $3,896
===================================================================================
Net charge-offs to:
     Average loans                       .00%       .00%            .00%      .03%
     Loans at end of period              .00%       .00%            .00%      .03%
     Allowance for loan losses           .01%       .00%           (.01%)    3.90%

Allowance for loan losses
    as a percentage of:
         Average loans                   .93%       .88%            .94%      .88%
         Loans at end of period          .93%       .87%            .93%      .87%


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

WESTBANK CORPORATION AND SUBSIDIARIES
NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS


(Dollar amounts in thousands)

                                     06-30-01    03-31-01   12-31-00  09-30-00   06-30-00
-----------------------------------------------------------------------------------------
Non-Accrual Loans                     $1,926    $2,441     $1,778     $1,693     $  691
-----------------------------------------------------------------------------------------
Loans contracturally past
     due 90 days or more
     and still accruing                  165       355        418        364        778
-----------------------------------------------------------------------------------------
Total non-accrual, past due
     and restructured loans           $2,091    $2,796     $2,196     $2,057     $1,469
-----------------------------------------------------------------------------------------
Non-accrual, past due and
     restructured loans as a
     percentage of total loans          0.48%      0.65%      0.51%     0.46%      0.33%
-----------------------------------------------------------------------------------------
Allowance for loan losses as a
     percentage of non-accrual,
     past due and restructured loans   194.84%    140.77%   167.12%   168.21%     265.21%
-----------------------------------------------------------------------------------------
Other real estate owned - net         $   137    $  135    $   541   $   605     $  640
-----------------------------------------------------------------------------------------
Total non-performing assets           $2,228     $2,931    $2,737    $ 2,662     $2,141
-----------------------------------------------------------------------------------------
Non-performing assets as a
     percentage of total assets         0.37%      0.52%      0.48%     0.45%      0.36%
-----------------------------------------------------------------------------------------

WESTBANK CORPORATION AND SUBSIDIARIES
QUARTER-TO-DATE AVERAGE BALANCES
INTEREST EARNED - INTEREST EXPENSE


(Dollar amounts in thousands)

---------------------------------------------------------------------------------------------------------
                                       FOR THE QUARTER ENDED                    FOR THE QUARTER ENDED
                                           JUNE 30, 2001                            JUNE 30, 2000
                                        Balance    Interest     Rate         Balance     Interest    Rate
---------------------------------------------------------------------------------------------------------
Federal funds sold and
     temporary investments         $      1,553   $     18      4.64%     $    1,933    $    28       5.79%
Securities                              102,457      1,665      6.50          96,242      1,726       7.17
Loans                                   436,138      8,471      7.77         444,799      8,848       7.96
----------------------------------------------------------------------------------------------------------
Total earning assets               $    540,148   $ 10,154      7.52%       $542,974    $10,602       7.81%
----------------------------------------------------------------------------------------------------------
Loan loss allowance                      (4,068)                             (3,982)
All other assets                         37,264                              39,708
----------------------------------------------------------------------------------------------------------
TOTAL ASSETS                       $    573,344                            $578,700
==========================================================================================================
LIABILITIES AND EQUITY

Interest-bearing deposits          $     400,796   $ 4,075      4.07%       $424,377     $4,659       4.39%
Borrowed funds                            69,136       921      5.33          60,747      1,006       6.62
----------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities       469,932     4,996      4.25         485,124      5,665       4.67
----------------------------------------------------------------------------------------------------------
Interest rate spread                                            3.27%                                 3.14%

Demand deposits                           63,426                              59,733
Other liabilities                          3,722                               2,672
Shareholders' equity                      36,264                              31,171
----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES
     AND EQUITY                         $573,344                            $578,700
==========================================================================================================
NET INTEREST INCOME                                 $5,158                               $4,937
==========================================================================================================
Interest Earned/Earning Assets                                 7.52%                                  7.81%

Interest Expense/Earning Assets                                3.70                                   4.17
----------------------------------------------------------------------------------------------------------
Net Yield on Earning Assets                                    3.82%                                  3.64%

Deduct Tax Equivalent Adjustment                        39                                   36
----------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                 $5,119                               $4,901
==========================================================================================================

WESTBANK CORPORATION AND SUBSIDIARIES
YEAR-TO-DATE AVERAGE BALANCES
INTEREST EARNED - INTEREST EXPENSE


(Dollar amounts in thousands)

-------------------------------------------------------------------------------------------------------
                                      SIX MONTHS ENDED                           SIX MONTHS ENDED
                                       JUNE 30, 2001                               JUNE 30, 2000
                                    Balance    Interest    Rate        Balance    Interest     Rate
-------------------------------------------------------------------------------------------------------
Federal funds sold and
     temporary investments        $    2,631  $        70   5.32%     $    3,483  $      96     5.51%
Securities                            97,595        3,256   6.67          91,208      3,253     7.13
Loans                                433,712       17,020   7.85         442,536     17,568     7.94
-------------------------------------------------------------------------------------------------------
Total earning assets                 533,938  $    20,346   7.62%        537,227  $  20,917     7.79%
-------------------------------------------------------------------------------------------------------
Loan loss allowance                   (3,935)                             (3,990)
All other assets                      37,214                              39,298
-------------------------------------------------------------------------------------------------------
TOTAL ASSETS                      $  567,217                            $572,535
=======================================================================================================
LIABILITIES AND EQUITY

Interest-bearing deposits         $  408,069  $     8,679   4.25%       $419,341   $  9,007     4.26%
Borrowed funds                        57,485        1,615   5.62          60,577      1,953     6.45
-------------------------------------------------------------------------------------------------------
Total interest-bearing
     liabilities                     465,554  $    10,294   4.42         479,918     10,960     4.57
-------------------------------------------------------------------------------------------------------
Interest rate spread                                        3.20%                               3.22%

Demand deposits                       61,933                              58,925
Other liabilities                      3,887                               2,517
Shareholders' equity                  35,843                              31,175
-------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES
     AND EQUITY                   $  567,217                            $572,535
=======================================================================================================
NET INTEREST INCOME                           $    10,052                            $9,957
=======================================================================================================
Interest Earned/Earning Assets                              7.62%                              7.79%

Interest Expense/Earning Assets                             3.85                               4.08
-------------------------------------------------------------------------------------------------------
Net Yield on Earning Assets                                 3.77%                              3.71%

Deduct Tax Equivalent Adjustment                       84                                68
-------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                           $     9,968                            $9,889
=======================================================================================================

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Corporation's assessment of its sensitivity to market risk since its presentation in the 2000 Annual Report filed with the Securities and Exchange Commission.


                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

        Certain litigation is pending against the Corporation and its subsidiaries. Management, after consultation with legal counsel, does not anticipate that any liability arising out of such litigation will have a material effect on the Corporation's financial statements.

ITEM 2. Changes in Rights of Securities Holders  -  NONE

ITEM 3. Defaults by Company on its Senior Securities  -  NONE

ITEM 4. Results of Votes on Matters Submitted to a Vote of Security Holders
        -  NONE

ITEM 5. Other Events

        None.

ITEM 6. Exhibits and Reports on Form 8


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









                                       WESTBANK CORPORATION





Date:   August 10, 2001                /s/
                                          ------------------------------------
                                          Donald R. Chase
                                          President and Chief Executive Officer





Date:   August 10, 2001                /s/
                                          ------------------------------------
                                          John M. Lilly
                                          Treasurer and Chief Financial Officer