Form 10-Q
period 2001-09-30
WESTBANK CORP
filed 2001-11-13
CIK 742070

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

                For the quarterly period ended SEPTEMBER 30, 2001



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

                                YES X                NO

Common stock, par value $2.00 per share: 4,315,795 shares outstanding as of October 31, 2001

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

ITEM 1.  FINANCIAL STATEMENTS

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          (Unaudited)
(Dollar amounts in thousands, except per share data)                   September 30, 2001         December 31, 2000
-------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks:
      Non-interest bearing                                                  $14,763                   $18,043
      Interest bearing                                                          747                       227
Federal funds sold                                                            2,869                     5,249
                                                                           --------                  --------
Total cash and cash equivalents                                              18,379                    23,519
                                                                           --------                  --------
Investment securities available for sale                                    125,729                    86,267
Investment securities held to maturity
      (estimated fair value of $2,211 in 2001 and $11,392 in 2000)            2,178                    11,409
                                                                           --------                  --------
Total securities                                                            127,907                    97,676
                                                                           --------                  --------
Loans                                                                       453,776                   432,901
Allowance for loan losses                                                    (4,090)                   (3,670)
                                                                           --------                  --------
      Net loans                                                             449,686                   429,231
Bank premises and equipment - net                                             6,665                     7,292
Other real estate owned                                                         117                       541
Accrued interest receivable                                                   3,823                     3,977
Intangible assets                                                             9,008                     9,521
Other assets                                                                 10,416                     2,839
                                                                           --------                  --------
TOTAL ASSETS                                                               $626,001                  $574,596
                                                                           ========                  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:

      Non-interest bearing                                                  $69,384                   $63,609
      Interest bearing                                                      447,655                   435,531
                                                                           --------                  --------
      Total deposits                                                        517,039                   499,140
Borrowed funds                                                               48,056                    20,992
Accrued interest payable                                                      1,159                       727
Other liabilities                                                             4,033                     1,877
                                                                           --------                  --------
      Total liabilities                                                     570,287                   522,736
                                                                           --------                  --------
Mandatory redeemable preferred stock                                         17,000                    17,000
                                                                           --------                  --------
Stockholders' Equity:
      Common stock       -  $2.00 par value
           Authorized    -  9,000,000 shares
           Issued        -  4,253,035 shares in 2001 and
                            4,222,520 shares in 2000                          8,596                     8,567
      Additional paid in capital                                             11,678                    11,608
      Retained earnings                                                      17,120                    15,408
      Treasury stock                                                           (385)                     (526)
      Accumulated other comprehensive income (loss)                           1,705                      (197)
                                                                           --------                  --------
           Total stockholders' equity                                        38,714                    34,860
                                                                           --------                  --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $626,001                  $574,596
                                                                           ========                  ========



     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                    QUARTER ENDED                    NINE MONTHS ENDED
 (Dollar amounts in thousands, except per share data)           2001           2000                 2001            2000
-----------------------------------------------------------------------------------------------------------------------------------
Income:

      Interest and fees on loans                                 $8,459        $8,944              $25,402         $26,451
      Interest and dividend income on securities                  2,061         1,794                5,310           5,040
      Interest on federal funds sold                                 20           101                   90             197
                                                              ---------     ---------            ---------       ---------
Total interest and dividend income                               10,540        10,839               30,802          31,688
Interest expense                                                  5,349         6,192               15,643          17,152
                                                              ---------     ---------            ---------       ---------
Net interest income                                               5,191         4,647               15,159          14,536
Provision for loan losses                                           279            13                  665             153
                                                              ---------     ---------            ---------       ---------
Net interest income after provision for loan losses               4,912         4,634               14,494          14,383
                                                              ---------     ---------            ---------       ---------
Non-interest income:
      Investment security gains                                       5                                 36
      Gain on sale of mortgages                                                                        243
      Other non-interest income                                     904           555                2,377           1,739
                                                              ---------     ---------            ---------       ---------
Total non-interest income                                           909           555                2,656           1,739
                                                              ---------     ---------            ---------       ---------
Non-interest expenses:
      Salaries and benefits                                       2,162         1,976                6,327           5,938
      Other non-interest expense                                  1,911         1,667                5,232           4,856
      Occupancy - net                                               356           339                1,110           1,025
                                                              ---------     ---------            ---------       ---------
Total non-interest expense                                        4,429         3,982               12,669          11,819
                                                              ---------     ---------            ---------       ---------
Income before income taxes                                        1,392         1,207                4,481           4,303
Income taxes                                                        452           370                1,503           1,486
                                                              ---------     ---------            ---------       ---------
Net Income                                                         $940          $837               $2,978          $2,817
                                                              =========     =========            =========       =========
Earnings per share
           -  Basic                                              $0.22          $0.20                $0.70           $0.67
           -  Diluted                                            $0.22          $0.20                $0.69           $0.66
Weighted average shares outstanding
           -  Basic                                           4,262,573     4,206,430            4,249,328       4,230,001
           -  Dilutive option shares                             72,218        38,861               71,921          48,675
                                                              ---------     ---------            ---------       ---------
           -  Diluted                                         4,334,791     4,245,291            4,321,249       4,278,676
                                                              =========     =========            =========       =========






     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 2000 AND NINE MONTHS ENDED SEPTEMBER 30, 2001
(UNAUDITED)

(Dollar amounts in thousands)

                                                                                                          ACCUMULATED
                                               COMMON STOCK                                                  OTHER
                                         ----------------------    ADDITIONAL                           COMPREHENSIVE
                                           NUMBER        PAR        PAID IN      RETAINED   TREASURY        INCOME/
                                           OF SHARES    VALUE       CAPITAL      EARNINGS     STOCK          (LOSS)        TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1999               4,283,719     $8,567     $11,633        $13,317                    $(1,974)     $31,543

Net income                                                                          3,788                                   3,788
Cash dividend declared
  ($.40 per share)                                                                 (1,697)                                 (1,697)
Treasury Shares:
  Redeemed                                 (127,320)                                          $(1,127)                     (1,127)
  Reissued                                   66,121                    (25)                       601                         576
  Unrealized gain (loss) on
      securities available for sale                                                                            1,777        1,777
                                          ---------     ------     -------        -------       -----         ------      -------
BALANCE - DECEMBER 31, 2000               4,222,520      8,567      11,608         15,408        (526)          (197)      34,860

Net income                                                                          2,978                                   2,978
Cash dividend declared
  ($.30 per share)                                                                 (1,266)                                 (1,266)
Shares issued under Dividend Reinvestment
  and Common Stock Purchase Plan             14,076         29         108                                                    137
Treasury Shares:
  Redeemed                                  (17,300)                                             (161)                       (161)
  Reissued                                   33,739                    (38)                       302                         264
  Unrealized gain (loss) on
      securities available for sale                                                                            1,902        1,902
                                          ---------     ------     -------        -------       -----         ------      -------
BALANCE - SEPTEMBER 30, 2001              4,253,035     $8,596     $11,678        $17,120       $(385)        $1,705      $38,714
                                          =========     ======     =======        =======       =====         ======      =======




     See accompanying notes to condensed consolidated financial statements.



CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollar amounts in thousands)                QUARTER ENDED             NINE MONTHS ENDED
                                       09-30-01       09-30-00       09-30-01      09-30-00
--------------------------------------------------------------------------------------------
Net Income                                 $940           $837       $2,978        $2,817
                                         ------         ------       ------        ------
Other comprehensive income:

   Change in unrealized
   gain/(loss) on securities
   available for sale, net of
   income taxes (benefits) of
   $906 and $382 for the
   quarter and $994 and $319
   for the nine-month periods
   ended September 30, 2001 and
   2000, respectively                     1,758            741        1,926            619

   Reclassification
   adjustment for gains
   included in net income,
   net of income taxes of $2
   for the quarter and $12
   for the nine-month period
   ended September 30, 2001                  (4)                       (24)

Other comprehensive income                1,754            741        1,902           619
                                         ------         ------       ------        ------
Comprehensive Income                     $2,694         $1,578       $4,880        $3,436
                                         ======         ======       ======        ======



     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)

(Dollar amounts in thousands)

                                                                               2001            2000
                                                                           ------------    ------------
Operating activities:
      Net income                                                             $2,978           $2,817
           Adjustments to reconcile net income to
           net cash provided by operating activities:
                Provision for loan losses                                       665              153
                Provision for other real estate owned                            25               62
                Depreciation and amortization                                   674              788
                Intangible amortization                                         513              457
                Realized gain on sale of securities                             (36)
                Realized gain on sale of other real estate owned                (43)             (50)
                Realized gain on sale of mortgages                             (243)
                (Increase)/Decrease in accrued interest receivable              154             (775)
                (Increase) in other assets                                   (7,577)            (915)
                Increase in accrued interest payable                            432              386
                Increase in other liabilities                                   940              691
                                                                            -------            -----
                Net cash (used in)/provided by operating activities          (1,518)           3,614
                                                                            -------            -----
Investing activities:
      Investments and mortgage-backed securities:
           Held to maturity:
                Purchases

                Proceeds from maturities and principal payments               9,231              306
           Available for sale:
                Purchases                                                   (93,835)         (21,389)
                Proceeds from sales                                           7,863
                Proceeds from maturities                                     49,665            4,424
      Purchases of premises and equipment                                       (47)            (363)
      Net increase in loans                                                 (20,886)          (8,834)
      Proceeds from sale of other real estate owned                             450               85
                                                                            -------            -----
           Net cash used in investing activities                            (47,559)         (25,771)
                                                                            -------            -----
Financing activities:
      Net increase/(decrease)in borrowed funds                               27,064          (12,118)
      Net increase in deposits                                               17,899           21,432
      Treasury stock issued/(purchased), net                                    240             (650)
      Dividends paid                                                         (1,266)          (1,274)
                                                                            -------            -----
           Net cash provided by financing activities                         43,937            7,390
                                                                            -------            -----
Decrease in cash and cash equivalents                                        (5,140)         (14,767)
Cash and cash equivalents at beginning of period                             23,519           31,542
                                                                            -------            -----
Cash and cash equivalents at end of period                                  $18,379          $16,775
                                                                            =======          =======
Cash paid during the period:
      Interest on deposits and other borrowings                             $15,211          $16,766
      Income taxes                                                              350            1,222
Supplemental disclosure of cash flow information:

      Transfers of loans to other real estate owned                             153              357
      Loans to facilitate the sale of other real estate owned                   57


     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES (UNAUDITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000





NOTE A  -  GENERAL INFORMATION

Westbank Corporation (hereinafter sometimes referred to as "the Corporation") is a registered Bank Holding Company organized to facilitate the expansion and diversification of the business of Westbank (hereinafter sometimes referred to as "the Bank") into additional financial services related to banking. Substantially all operating income and net income of the Corporation are presently accounted for by the Bank.

NOTE B  -  CURRENT OPERATING ENVIRONMENT

On September 7, 2001, the Corporation completed the merger of its wholly owned banking subsidiaries, Cargill Bank and Park West Bank and Trust Company. The consolidated bank is operating under the name Westbank as a Massachusetts state-chartered commercial bank and trust company.

Westbank operates seventeen banking offices throughout western Massachusetts and northeastern Connecticut, and also operates a Trust Department providing services normally associated with holding property in a fiduciary or agency capacity. A full range of retail banking services is furnished to individuals, businesses and non-profit organizations. The primary source of revenue for Westbank is derived from providing loans to customers who are predominantly located in the Bank's service areas.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") imposes significant regulatory restrictions and requirements on banking institutions insured by the FDIC and their holding companies. FDICIA established capital categories into which financial institutions are placed based on capital level. Each capital category establishes different degrees of regulatory restrictions that can apply to a financial institution. As of September 30, 2001, Westbank's capital was at a level that placed the Bank in the "well capitalized" category as defined by FDICIA.

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

The accompanying unaudited condensed consolidated financial statements for the quarter and nine months ended September 30, 2001 and 2000 have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts. Actual results could differ significantly from these estimates.

For further information, please refer to the Consolidated Financial Statements and footnotes thereto included in the Westbank Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE D  -  COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, there are outstanding commitments and contingent liabilities, such as standby letters of credit and commitments to extend credit. As of September 30, 2001, standby letters of credit amounted to $355,000 and loan commitments were $52,222,000 and unused balances available on home equity lines of credit were $13,668,000.

Trust Assets - Property with a book value of $107,759,000 at September 30, 2001 held for customers in a fiduciary or agency capacity is not included in the accompanying balance sheet since such items are not assets of the Bank.

NOTE E  -  STOCKHOLDERS' EQUITY

The FDIC imposes leverage capital ratio requirements for state non-member banks. In addition, the FDIC has established risk-based capital requirements for insured institutions for Tier 1 risk-based capital of 4.00% and total risk-based capital of 8.0%.

The capital ratios of the Bank as of September 30, 2001 were as follows:

      Leverage Capital Ratio                          7.15%
      Tier 1 Risk-Based Capital                      11.38%
      Total Risk-Based Capital                       12.45%

As of September 30, 2001, the Bank met the criteria for a well-capitalized financial institution.

NOTE F  -  RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 141, "Business Combinations," ("SFAS No. 141") and Statement of Financial Account Standards Number 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria. The statement applies to all business combinations initiated after June 30, 2001.

SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provide 1) that goodwill should not be amortized, but shall be tested for impairment annually or more frequently, if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount and 2) that existing goodwill will continue to be amortized through the remainder of Fiscal 2001, at which time amortization should cease and a transitional goodwill impairment test would be performed. SFAS No. 142 is effective for the Corporation beginning January 1, 2002. The Corporation is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Information Concerning Forward-Looking Statements

The following forward-looking statements are made in accordance with the Private Securities Litigation Reform Act of 1995.

The Corporation has made, and may make in the future, forward-looking statements concerning future performance, including, but not limited to, future earnings and events or conditions that may affect such future performance. These forward-looking statements are based upon management's expectations and belief concerning possible future developments and the potential effect of such future developments on the Corporation. There is no assurance that such future developments will be in accordance with management's expectations and belief or that the effect of any future developments on the Corporation will be those anticipated by management.

All assumptions that form the basis of any forward-looking statements regarding future performance, as well as events or conditions that may affect such future performance, are based on factors that are beyond the Corporation's ability to control or predict with precision, including future market conditions and the behavior of other market participants. Among the factors that could cause actual results to differ materially from such forward-looking statements are the following:

1. The status of the economy in general, as well as in the Corporation's primary market areas of western Massachusetts and northeastern Connecticut;

2.     The real estate market in western Massachusetts and northeastern
       Connecticut;

3. Competition in the Corporation's primary market area from other banks, especially in light of continued consolidation in the New England banking industry;

4.     Any changes in federal and state bank regulatory requirements;

5.     Changes in interest rates;

6. The cost and other effects of unanticipated legal and administrative cases and proceedings, settlements and investigations;

7. Unanticipated changes in laws and regulations, including federal and state banking laws and regulations, to which the Corporation and its subsidiaries are subject;

8. Changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board or any regulatory agency having authority over the Corporation and/or its subsidiaries; and

9.     Other risks and factors as discussed herein.

While the Corporation periodically reassesses material trends and uncertainties affecting the Corporation's performance in connection with its preparation of management's discussion and analysis of results of operations and financial condition contained in its quarterly and annual reports, the Corporation does not intend to review or revise any particular forward-looking statement.

Changes in Financial Condition

Total consolidated assets amounted to $626,001,000 on September 30, 2001, compared to $574,596,000 on December 31, 2000. As of September 30, 2001 and December 31, 2000, earning assets amounted to, respectively, $585,299,000 or 93% of total assets and $536,053,000 or 93% of total assets. Earning assets increased during the first nine months of 2001 as a result of an increase in loans and investments. Deposits and borrowings with the Federal Home Loan Bank funded the growth in assets.

Changes in Results of Operations

For the quarter ended September 30, 2001, net income totaled $940,000, compared to $837,000 for the quarter ended September 30, 2000. For the nine months ended September 30, 2001, net income was $2,978,000, compared to $2,817,000 for the same period during 2000. The quarter and nine months ended September 30, 2001, included expenses totaling approximately $270,000 relating to the merger of the Corporation's banking subsidiaries.

The overall decrease in both interest income and interest expense reflects the decrease in interest rates on earning assets and the decrease in rates on interest-bearing liabilities, coupled with an increase in volume of earning assets and interest-bearing liabilities for the quarter ended September 30, 2001. Further analysis is provided in sections on "Net Interest Income", "Interest Rate Spread and Net Yield on Earning Assets", and "Changes in Net Interest Income."

Allowance for Loan Losses and Non-Performing Assets

The Corporation's provision for loan losses in the current quarter was $279,000, compared to $13,000 for the same period in 2000. Loans written off against the allowance for loan losses after recoveries amounted to $262,000 for the quarter ended September 30, 2001.

After giving effect to the actions described above, the allowance for loan losses at September 30, 2001 totaled $4,090,000 or .90% of total loans, as compared to $3,670,000 or .85% at December 31, 2000.

Non-performing and past due loans at September 30, 2001 aggregated $1,668,000 or
 .37% of total loans, compared to $2,196,000 or .51% at December 31, 2000. The percentage of non-performing and past due loans compared to total assets on those same dates, respectively, amounted to .27% and .38%.

Other real estate owned at September 30, 2001, totaled $117,000 and stands at
 .01% of total assets at the end of the current quarter and .09% at December 31, 2000.

Management has made every effort to recognize all circumstances known at this time that could affect the collectibility of loans and has reflected these in the provision for loan losses, the write-down of other real estate owned and impaired loans to fair value and other loans (watch list) monitored by management, the charge-off of loans and the balance in the allowance for loan losses. Management believes that the provision for loan losses and the balance in the allowance for loan losses for the quarter and nine-months ended September 30, 2001 are adequate, based on results provided by the loan grading system and circumstances known at this time.

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

The balances and rates derived for the analysis of net interest income presented on the following pages reflect the consolidated assets and liabilities of the Corporation's principal earning subsidiary.

(Dollar amounts in thousands)

                                                            QUARTER ENDED              NINE MONTHS ENDED
                                                        09-30-01      09-30-00     09-30-01        09-30-00
-----------------------------------------------------------------------------------------------------------
Interest and dividend income                             $10,540       $10,839      $30,802         $31,688
Interest expense                                           5,349         6,192       15,643          17,152
                                                        --------      --------      -------         -------
Net interest income                                       $5,191        $4,647      $15,159         $14,536
Tax equivalent adjustment                                     40            46          124             114
                                                        ========      ========      =======         =======
Net interest income (taxable equivalent)                  $5,231        $4,693      $15,283         $14,650
                                                        ========      ========      =======         =======


INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS

(Dollar amounts in thousands)

                                        QUARTER ENDED SEPTEMBER 30,                   NINE MONTHS ENDED SEPTEMBER 30,
                                          2001                2000                         2001               2000
----------------------------------------------------------------------------------------------------------------------------
                                    Average                 Average                Average               Average
                                    Balance    Rate         Balance     Rate       Balance    Rate       Balance    Rate
----------------------------------------------------------------------------------------------------------------------------
Earning Assets                      $580,803   7.29%      $556,944      7.82%     $549,573    7.50%     $543,794    7.80%
Interest-bearing
      liabilities                    514,075   4.16        497,680      4.98       481,748    4.33       485,838    4.71
                                    --------   ----       --------      ----      --------    ----     --------     ----
Interest rate spread                           3.13                     2.84                  3.17                  3.09
                                               ----                     ----                  ----                  ----
Interest-free resources
      used to fund
      earning assets                  66,728                59,264                  67,825               57,956
                                    --------              --------                --------             --------
Total Sources of Funds              $580,803              $556,944                $549,573             $543,794
                                    ========              ========                ========             ========
Net Yield on Earning Assets                    3.61%                    3.37%                3.70%                  3.59%
                                               ====                     ====                 ====                   ====

CHANGES IN NET INTEREST INCOME

(Dollar amounts in thousands)

                                              QUARTER ENDED 09-30-01                NINE MONTHS ENDED 09-30-01
                                                       OVER                                  OVER
                                              QUARTER ENDED 09-30-00                NINE MONTHS ENDED 09-30-00
-------------------------------------------------------------------------------------------------------------------
                                                      CHANGE DUE TO                         CHANGE DUE TO
                                            VOLUME         RATE        TOTAL        VOLUME      RATE          TOTAL
-------------------------------------------------------------------------------------------------------------------
Interest Income:
      Loans                                  $(73)       $(418)       $(491)       $(423)       $(616)      $(1,039)
      Securities                              444         (177)         267          664         (394)          270
      Federal funds                           (21)         (60)         (81)        (49)          (58)         (107)
                                             ----         ----         ----         ----         ----          ----
Total Interest Earned                         350         (655)        (305)         192       (1,068)         (876)
                                             ----         ----         ----         ----         ----          ----
Interest Expense:
      Interest-bearing deposits              (231)        (812)      (1,043)        (473)        (898)       (1,371)
      Other borrowed funds                    332         (132)         200          233         (371)         (138)
                                             ----         ----         ----         ----         ----          ----
Total Interest Expense                        101         (944)        (843)        (240)      (1,269)       (1,509)
                                             ----         ----         ----         ----         ----          ----
Net Interest Income
(taxable equivalent)                         $249         $289         $538         $432         $201          $633
                                             ====         ====         ====         ====         ====          ====


Net interest earned on a tax equivalent basis increased by $538,000 during the third quarter of 2001 compared to the third quarter of 2000. For the nine-month period ended September 30, 2001, net interest income increased by $633,000 versus the same period of 2000.

Average earning assets increased by $23,859,000 and $5,779,000 during the three and nine months ended September 30, 2001.

OPERATING EXPENSES

The components of total operating expenses for the periods and their percentage of gross income are as follows:

(Dollars amounts in thousands)

                                                  QUARTER ENDED                              NINE MONTHS ENDED
                                          09-30-01           09-30-00                   09-30-01            09-30-00
-----------------------------------------------------------------------------------------------------------------------
                                       Amount   Percent   Amount   Percent            Amount  Percent   Amount   Percent
-----------------------------------------------------------------------------------------------------------------------
Salaries and benefits                  $2,162   18.88%    $1,976   17.34%             $6,327  18.91%    $5,938   17.76%
Other non-interest expense              1,911   16.69      1,667    14.63              5,232  15.64      4,856   14.53
Occupancy - net                           356    3.11        339     2.98              1,110   3.32      1,025    3.07
                                       ------   -----     ------    -----            -------  -----    -------   -----
Total Operating Expenses               $4,429   38.68%    $3,982    34.95%           $12,669  37.87%   $11,819   35.36%
                                       ======   =====     ======    =====            =======  =====    =======   =====



For the nine-month period ended September 30, 2001, operating expenses increased by approximately $850,000 over the 2000 period. The increase was a result of increases in salary and benefits totaling $389,000, occupancy expense totaling $85,000 and an increase in other non-interest expense of $376,000. Included in the three-month and nine-month periods ended September 30, 2001 were $270,000 in expenses related to the merger of the Corporation's banking subsidiaries. The remaining increases are a result of the overall growth of the Corporation, coupled with inflationary increases.

CAPITAL RATIOS

                                                09-30-01              09-30-00
                                                --------              --------
The following is the Corporation's
ratio of "Tier 1" leverage capital to
total assets at end of period                     6.58%                 6.20%

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

The following are the Corporation's risk-based capital ratios at September 30, 2001:

           Tier 1 Capital (minimum required 4.00%)                    11.53%
           Tier 2 Capital (minimum required 8.00%)                    12.61%


INTEREST RATE SENSITIVITY

The following table sets forth the distribution of the repricing of the Corporation's earning assets and interest-bearing liabilities as of September 30, 2001.

(Dollar amounts in thousands)

                                      Three            Over Three      Over One
                                     Months             Months to        Year to          Over
                                     or Less            One Year       Five Years        Five Years          Total
-------------------------------------------------------------------------------------------------------------------
Earning Assets                       $82,957           $69,293          $143,545         $289,504          $585,299
Interest-Bearing
      Liabilities                     99,127           190,473           197,814           25,297           512,711
                                   ---------         ---------        ----------         --------           -------
Interest Rate
      Sensitivity Gap               $(16,170)        $(121,180)         $(54,269)        $264,207           $72,588
                                   =========         =========        ==========         ========           =======


Cumulative Interest
      Rate

      Sensitivity Gap               $(16,170)        $(137,350)        $(191,619)         $72,588

Interest Rate
      Sensitivity

      Gap Ratio                        (2.76)%          (20.70)%           (9.27)%          45.14%

Cumulative Interest
      Rate Sensitivity

      Gap Ratio                        (2.76)%          (23.47)%          (32.74)%           12.40%

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

PROVISION AND ALLOWANCE FOR LOAN LOSSES

(Dollar amounts in thousands)

                                                 QUARTER ENDED                      NINE MONTHS ENDED
                                              09-30-01     09-30-00              09-30-01      09-30-00
-------------------------------------------------------------------------------------------------------
Balance at beginning of period                 $4,073       $3,896                $3,670       $3,908
Provision charged to expense                      279           13                   665          153
                                                -----        -----                 -----        -----
                                                4,352        3,909                 4,335        4,061
                                                -----        -----                 -----        -----
Charge-offs:
      Loans secured by real estate                  0           25                     7          163
      Commercial and industrial loans             233          410                   233          441
      Consumer loans                               34           29                    93           53
                                                -----        -----                 -----        -----
                                                  267          464                   333          657
                                                -----        -----                 -----        -----
Recoveries:
      Loans secured by real estate                  1            9                    60           31
      Commercial and industrial loans               1            1                    18           10
      Consumer loans                                3            5                    10           15
                                                -----        -----                 -----        -----
                                                    5           15                    88           56
                                                -----        -----                 -----        -----
Net charge-offs                                   262          449                   245          601
                                                -----        -----                 -----        -----
Balance at end of period                       $4,090       $3,460                $4,090       $3,460
                                               ======       ======                ======       ======
Net charge-offs to:
      Average loans                               .10%         .10%                  .10%         .13%
      Loans at end of period                      .10%         .10%                  .10%         .13%
      Allowance for loan losses                  6.41%       12.98%                 5.97%       17.37%

Allowance for loan losses as a percentage of:
           Average loans                          .91%         .77%                  .93%         .78%
           Loans at end of period                 .90%         .77%                  .90%         .77%

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

WESTBANK CORPORATION AND SUBSIDIARIES
NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS

(Dollar amounts in thousands)

                                              09-30-01      06-30-01     03-31-01     12-31-00     09-30-00
------------------------------------------------------------------------------------------------------------
Non-Accrual Loans                              $1,570       $1,926        $2,441       $1,778      $1,693
                                               ------       ------        ------       ------       ------
Loans contractually past
      due 90 days or more
      and still accruing                           98          165           355          418         364
                                               ------       ------        ------       ------       ------
Total non-accrual, past due
      and restructured loans                    1,668        2,091         2,796        2,196       2,057
                                               ------       ------        ------       ------       ------
Non-accrual, past due and
      restructured loans as a
      percentage of total loans                  0.37%        0.48%         0.65%        0.51%       0.46%
                                               ------       ------        ------       ------       ------
Allowance for loan losses as a
      percentage of non-accrual,
      past due and restructured loans          245.20%      194.84%       140.77%      167.12%     168.21%
                                               ------       ------        ------       ------       ------
Other real estate owned - net                    $117         $137          $135         $541        $605
                                               ------       ------        ------       ------       ------
Total non-performing assets                    $1,785       $2,228        $2,931       $2,737      $2,662
                                               ------       ------        ------       ------       ------
Non-performing assets as a
      percentage of total assets                 0.29%        0.37%        0.52%        0.48%         0.45%
                                               ------       ------        ------       ------       ------

WESTBANK CORPORATION AND SUBSIDIARIES
QUARTER-TO-DATE AVERAGE BALANCES
INTEREST EARNED - INTEREST EXPENSE

(Dollar amounts in thousands)


------------------------------------------------------------------------------------------------------------------
                                              FOR THE QUARTER ENDED                   FOR THE QUARTER ENDED
                                                SEPTEMBER 30, 2001                     SEPTEMBER 30, 2000
                                    Balance        Interest       Rate         Balance     Interest     Rate
------------------------------------------------------------------------------------------------------------------
Federal funds sold and
      temporary investments           $3,195          $ 20        2.50%        $6,493         $101      6.22%
Securities                           130,493         2,065        6.33         99,627        1,798      7.22
Loans                                447,115         8,495        7.60        450,824        8,986      7.97
                                     -------         -----        ----        -------        -----      ----

Total earning assets                $580,803       $10,580        7.29%      $556,944      $10,885      7.82%
                                     -------       -------        ----        -------        -----      ----
Allowance for loan loss               (4,176)                                  (4,101)
All other assets                      43,878                                   40,474
                                     -------                                  -------
TOTAL ASSETS                        $620,505                                 $593,317
                                     =======                                  =======
LIABILITIES AND EQUITY

Interest-bearing deposits           $423,414        $4,250        4.01%      $443,818       $5,293      4.77%
Borrowed funds                        90,661         1,099        4.85         53,862          899      6.68
                                     -------        ------        ----        -------        -----      ----
Total interest-bearing liabilities   514,075         5,349        4.16        497,680        6,192      4.98
                                     -------        ------        ----        -------        -----      ----
Interest rate spread                                              3.13%                                 2.84%

Demand deposits                       64,690                                   60,166
Other liabilities                      4,334                                    3,278
Shareholders' equity                  37,406                                   32,193
                                    --------                                 --------
TOTAL LIABILITIES
      AND EQUITY                    $620,505                                 $593,317
                                    ========                                 ========

NET INTEREST INCOME
(taxable equivalent)                                $5,231                                  $4,693
                                                    ======                                  ======

Interest Earned/Earning Assets                                    7.29%                                 7.82%

Interest Expense/Earning Assets                                   3.68                                  4.45
                                                                  ----                                  ----
Net Yield on Earning Assets                                       3.61%                                 3.37%
                                                                  ====                                  ====
Deduct Tax Equivalent Adjustment                        40                                      46
                                                    ------                                  ------
NET INTEREST INCOME                                 $5,191                                  $4,647
                                                    ======                                  ======

WESTBANK CORPORATION AND SUBSIDIARIES
YEAR-TO-DATE AVERAGE BALANCES
INTEREST EARNED - INTEREST EXPENSE

(Dollar amounts in thousands)

------------------------------------------------------------------------------------------------------------------
                                               NINE MONTHS ENDED                        NINE MONTHS ENDED
                                              SEPTEMBER 30, 2001                        SEPTEMBER 30, 2000
                                     Balance      Interest       Rate              Balance     Interest      Rate
------------------------------------------------------------------------------------------------------------------
Federal funds sold and
      temporary investments         $   2,821     $    90       4.25%             $  4,485      $   197      5.86%
Securities                            108,559       5,321       6.53                94,014        5,051      7.16
Loans                                 438,193      25,515       7.76               445,295       26,554      7.95
                                      -------      ------       ----               -------       ------      ----
Total earning assets                  549,573     $30,926       7.50%              543,794      $31,802      7.80%
                                      -------      ------       ----               -------       ------      ----
Allowance for loan loss                (4,015)                                      (4,027)
All other assets                       39,293                                       39,841
                                      -------                                      -------
TOTAL ASSETS                         $584,851                                     $579,608
                                     ========                                     ========
LIABILITIES AND EQUITY
Interest-bearing deposits            $413,185     $12,929       4.17%             $427,500      $14,300      4.46%
Borrowed funds                         68,563       2,714       5.27                58,338        2,852      6.52
                                      -------      ------       ----               -------       ------      ----
Total interest-bearing
      liabilities                     481,748     $15,643       4.33               485,838       17,152      4.71
                                      -------      ------       ----               -------       ------      ----
Interest rate spread                                            3.17%                                        3.09%
Demand deposits                        62,851                                      59,339
Other liabilities                       3,895                                       2,913
Shareholders' equity                   36,357                                      31,518
                                      -------                                      -------
TOTAL LIABILITIES
      AND EQUITY                     $584,851                                    $579,608
                                     ========                                    ========

NET INTEREST INCOME
(TAXABLE EQUIVALENT)                              $15,283                                      $14,650
                                                  =======                                      =======

Interest Earned/Earning Assets                                  7.50%                                       7.80%

Interest Expense/Earning Assets                                 3.80                                        4.21
                                                                ----                                        -----
Net Yield on Earning Assets                                     3.70%                                       3.59%
                                                                ====                                        ====
Deduct Tax Equivalent Adjustment                      124                                          114
                                                  -------                                       -------
NET INTEREST INCOME
(TAXABLE EQUIVALENT)                              $15,159                                       $14,536
                                                  =======                                       =======

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

ITEM 2.         Changes in Rights of Securities Holders  -  NONE

ITEM 3.         Defaults by Company on its Senior Securities  -  NONE

ITEM 4.         Results of Votes on Matters Submitted to a Vote of Security
                Holders - NONE

ITEM 5.         Other Events

                None.

ITEM 6.         Exhibits and Reports on Form 8-K


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

                                        WESTBANK CORPORATION

Date:    November 13, 2001              /s/ Donald R. Chase
                                        ________________________________________
                                        Donald R. Chase
                                        President and Chief Executive Officer





Date:    November 13, 2001              /s/ John M. Lilly
                                        ________________________________________
                                        John M. Lilly
                                        Treasurer and Chief Financial Officer