Form 10-K
period 2001-12-31
WESTBANK CORP
filed 2002-03-20
CIK 742070

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[mark one]  |X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

            | |   TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-12784

                              WESTBANK CORPORATION

      Massachusetts                                             04-2830731
------------------------                                  ----------------------
(State of Incorporation)                                     (I.R.S. Employer
                                                          Identification Number)

225 Park Avenue, West Springfield, Massachusetts          01090-0149
------------------------------------------------          ----------------------
(Address of principal executive office)                   (Zip Code)

                                 (413) 747-1400
                               ------------------
                               (Telephone Number)

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

                                Yes |X|   No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Based on the closing sales price on March 1, 2002 the aggregate market value of the voting stock held by nonaffiliates of the registrant was $45,082,318.

The number of shares outstanding of the registrants common stock, $2.00 par value was 4,265,120 on March 1, 2002.

Portions of the Annual Report to Stockholders for the year ended December 31, 2001 are incorporated by reference into Parts I and II.

Portions of the Proxy Statement issued by the Corporation in connection with the Annual Meeting to be held on April 17, 2002 are incorporated by reference into
Part III.

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

Item 14  Exhibits, Financial Statement
         Schedules and Reports on Form 8-K                                IV - 1

         Signatures                                                       IV - 2

         Exhibit Index                                                    IV - 3

              WESTBANK CORPORATION, WEST SPRINGFIELD, MASSACHUSETTS

                                     PART I

ITEM 1 BUSINESS

Reference is made t o Page 4 of the Corporation's Annual Report to Stockholders for the year ended December 31, 2001, wherein this subject is covered.

Statistical Disclosure by Bank Holding Companies

The following statistical tables and accompanying text provide required financial data about the Corporation and should be read in conjunction with the Consolidated financial statements and related notes, appearing in the 2001 Annual Report to Stockholders and is incorporated herein by reference thereto:

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

II.   Investment Portfolio                                                         12, 28, 29 and 41

III.  Loan Portfolio                                                               13, 29, 30 and 41

      a.  Types of Loans                                                                   13 and 29

      b.  Maturities and Sensitivities to Changes in Interest Rates                      8, 9 and 13

      c.  Risk Elements                                                     8, 14, 15, 16, 29 and 30

IV.   Summary of Loan Loss Experience                                                      14 and 15

V.    Deposits                                                                         16, 31 and 41

VI.   Return on Equity and Assets                                                                 17

VII.  Short Term Borrowings                                                        17, 31, 32 and 41

ITEM 2 PROPERTIES

The Corporation had one principal banking subsidiary, Westbank, which operates seventeen banking offices located in Massachusetts and Connecticut, as follows:

         ================================================================
                 LOCATION
              (MASSACHUSETTS)              OWNED      LEASED     TOTAL
         ----------------------------------------------------------------
         Agawam (Feeding Hills)                          1         1
         ----------------------------------------------------------------

         Chicopee                            1                     1
         ----------------------------------------------------------------

         Chicopee - Supermarket                          1         1
         ----------------------------------------------------------------

         East Longmeadow                     1                     1
         ----------------------------------------------------------------

         East Longmeadow - Supermarket                   1         1
         ----------------------------------------------------------------

         Holyoke                             1                     1
         ----------------------------------------------------------------

         Ludlow                              1                     1
         ----------------------------------------------------------------

         Southwick                                       1         1
         ----------------------------------------------------------------

         West Springfield                    2           1         3
         ----------------------------------------------------------------

         Westfield                                       1         1
         ----------------------------------------------------------------

         Westfield - Supermarket                         1         1
         ----------------------------------------------------------------

                 (CONNECTICUT)
         ----------------------------------------------------------------

         Putnam                              1          1         2
         ----------------------------------------------------------------

         Woodstock                                      1         1
         ----------------------------------------------------------------

         Danielson                           1                    1
         ----------------------------------------------------------------

         TOTAL                               8           9        17
         ================================================================

All banking offices except the one in Holyoke have drive-in facilities and twenty-four hour automated teller machines.

Title to the properties described as owned in the foregoing table is held by Westbank with warranty deed with no material encumbrances. Westbank owns, with no material encumbrances, land adjacent to the main office which is available for parking and, through a subsidiary, also owns one other property adjacent to the main office consisting of land also used as a parking lot.

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

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                      NONE

                                     PART II

ITEM 5 MARKET FOR CORPORATION'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Reference is made to page 48 of the Corporation's Annual Report to Stockholders for the year ended December 31, 2001, wherein this subject is covered.

ITEM 6 SELECTED FINANCIAL DATA

Reference is made to Page 5 of the Corporation's Annual Report to Stockholders for the year ended December 31, 2001, wherein this subject is covered.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to Pages 6 through 19 of the Corporation's Annual Report to Stockholders for the year ended December 31, 2001, wherein this subject is covered.

Information Concerning Forward-Looking Statements; Safe Harbor

The Corporation has made and may make in the future forward-looking statements concerning future performance, including, but not limited to, future earnings, and events or conditions that may affect such future performance. These forward-looking statements are based upon management's expectations and belief concerning possible future developments and the potential effect of such future developments on the Corporation. There is no assurance that such future developments will be in accordance with management's expectations and belief or that the effect of any future developments on the Corporation will be those anticipated by the Corporation's management.

All assumptions that form the basis of any forward-looking statements regarding future performance, as well as events or conditions which may affect such future performance, are based on factors that are beyond the Corporation's ability to control or predict with precision, including future market conditions and the behavior of other market participants. Among the factors that could cause actual results to differ materially from such forward-looking statements are the following:

      1. The status of the economy in general, as well as in the Corporation's primary market areas, western Massachusetts and northeastern Connecticut;

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

While the Corporation periodically reassesses material trends and uncertainties affecting the Corporation's performance in connection with its preparation of management's discussion and analysis of results of operations and financial condition contained in its quarterly and annual reports, the Corporation does not intend to review or revise any particular forward-looking statement in light of future events. The forward-looking statements in this report are intended to be subject to the Safe Harbor protection of the federal securities laws.

                                    PART III

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Pages 20 through 45 of the Corporation's Annual Report to Stockholders for the year ended December 31, 2001, wherein this subject is covered.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      NONE

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to Pages 4 through 9 of the Corporation's Proxy Statement to Stockholders for the 2002 Annual Meeting scheduled for April 17, 2002, wherein this subject is covered.

ITEM 11 EXECUTIVE COMPENSATION

References is made to Pages 10 through 13 of the Corporation's Proxy Statement to Stockholders for the 2002 Annual Meeting scheduled for April 17, 2002, wherein this subject is covered.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to Pages 8 and 9 of the Corporation's Proxy Statement to Stockholders for the 2002 Annual Meeting scheduled for April 17, 2002, wherein this subject is covered.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to Pages 8 through 16, of the Corporation's Proxy Statement to Stockholders for the 2002 Annual Meeting scheduled for April 17, 2002, wherein this subject is covered under the caption "Beneficial Ownership of Stock and Executive Compensation - Miscellaneous".


                                     III - 1

                                     PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as a part of this report:

      1.    Financial Statements

            The following financial statements are incorporated in this Annual Report on Form 10-K by reference to the Corporation's Annual Report to Stockholders for the year ended December 31, 2001:

                              WESTBANK CORPORATION

                                                                                             Page of
                                                                                              Annual
                                                                                              Report
                                                                                             -------
            Independent Auditors' Reports                                                         46
            Consolidated Balance Sheets at December 31, 2001 and 2000                             20
            Consolidated Statements of Income for the years ended
                December 31, 2001, 2000 and 1999                                                  21
            Consolidated Statement of Stockholders' Equity from January 1, 1999,
                to December 31, 2001                                                              22
            Consolidated Statements of Comprehensive Income for the years
                ended December 31, 2001, 2000 and 1999                                            22
            Consolidated Statements of Cash Flows for the years ended
                December 31, 2001, 2000 and 1999                                                  23
            Notes to Consolidated Financial Statements                                       24 - 45

            Current reports on Form 8-K Reporting other Events were filed by the Registrant during the year ended December 31, 2001:

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

                                           WESTBANK CORPORATION


                                       By:         /s/
                                           -------------------------------------
                                           Donald R. Chase
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                                Title                                    Date
------------------------------------------------------------------------------------------------
        /s/                              President and
---------------------------------        Chief Executive Officer and Director     March 20, 2002
Donald R. Chase


                                         Chairman of the Board
---------------------------------        and Director                             March 20, 2002
Ernest N. Laflamme, Jr.


        /s/                              Treasurer and
---------------------------------        Chief Financial Officer                  March 20, 2002
John M. Lilly


        /s/
---------------------------------        Director                                 March 20, 2002
Roland O. Archambault


        /s/
---------------------------------        Director                                 March 20, 2002
Mark A. Beauregard



---------------------------------        Director                                 March 20, 2002
David R. Chamberland


        /s/
---------------------------------        Director                                 March 20, 2002
G. Wayne McCary


        /s/
---------------------------------        Corporate Clerk and Director             March 20, 2002
Robert J. Perlak


        /s/
---------------------------------        Director                                 March 20, 2002
George R. Sullivan


        /s/
---------------------------------        Director                                 March 20, 2002
James E. Tremble

                                  EXHIBIT INDEX

                                                                        Page No.
                                                                        --------
3.    Articles of Organization and By-Laws, as amended                        **

      (a)   Articles of Organization, as amended                               *

      (b)   By-Laws, as amended                                                *

21.   Subsidiaries of Registrant                                  TO BE INCLUDED

* Incorporated by reference to identically numbered exhibits contained in Registrant's Annual Report on Form 10-K for the year ended December 31, 1988

** Incorporated by reference to identically numbered exhibits contained in Registrant's Annual Report on Form 10-K for the year ended December 31, 1987