Form 10-Q
period 2002-03-31
WESTBANK CORP
filed 2002-05-09
CIK 742070

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

                  For the quarterly period ended MARCH 31, 2002

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

                            YES  /X/       NO  / /

         Common stock, par value $2 per share: 4,227,210 shares outstanding as of April 30, 2002.

                      WESTBANK CORPORATION AND SUBSIDIARIES


                                      INDEX





                         PART I - FINANCIAL INFORMATION

                                                                                Page
ITEM 1. Financial Statements

        Condensed Consolidated Balance Sheets                                    3

        Condensed Consolidated Statements of Income                              4

        Condensed Consolidated Statements of Stockholders' Equity                5

        Condensed Consolidated Statements of Comprehensive Income                5

        Condensed Consolidated Statements of Cash Flows                          6

        Notes to Condensed Consolidated Financial Statements                   7-8


ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                           17


ITEM 3. Quantitative and Qualitative Disclosures about Market Risk              17



                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings                                                       18

ITEM 2. Changes in Rights of Securities Holders                                 18

ITEM 3. Defaults by Company on its Senior Securities                            18

ITEM 4. Results of Votes on Matters Submitted to a Vote of Security Holders     18

ITEM 5. Other Events                                                            18

ITEM 6. Exhibits and Reports on Form 8-K                                        19

Signatures                                                                      20

ITEM 1.  FINANCIAL STATEMENTS

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

 (Dollar amounts in thousands, except per share data)                                   March 31, 2002            December 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks:
     Non-interest bearing                                                                 $  14,772                    $  16,800
     Interest bearing                                                                         1,999                          332
Federal funds sold                                                                              211                          319
------------------------------------------------------------------------------------------------------------------------------------
Total cash and cash equivalents                                                              16,982                       17,451
------------------------------------------------------------------------------------------------------------------------------------
Securities available for sale                                                               148,224                      141,685
Securities held to maturity                                                                     664                          757
     (approximate market value of
     $682 in 2002 and $779 in 2001)
------------------------------------------------------------------------------------------------------------------------------------
Total securities                                                                            148,888                      142,442
------------------------------------------------------------------------------------------------------------------------------------
Loans                                                                                       446,037                      443,902
Allowance for loan losses                                                                     4,288                        4,179
------------------------------------------------------------------------------------------------------------------------------------
     Net loans                                                                              441,749                      439,723
Premises and equipment, net                                                                   6,342                        6,516
Other real estate owned                                                                         130                          204
Accrued interest receivable                                                                   3,469                        3,285
Intangible assets                                                                             8,666                        8,837
Other assets                                                                                 10,945                       10,464
------------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                              $ 637,171                    $ 628,922
====================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Non-interest bearing                                                                 $  69,612                    $  70,960
     Interest bearing                                                                       444,329                      438,889
------------------------------------------------------------------------------------------------------------------------------------
         Total deposits                                                                     513,941                      509,849
Borrowed funds                                                                               62,454                       57,666
Accrued interest payable                                                                        707                          659
Other liabilities                                                                             4,631                        4,732
------------------------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                                  581,783                      572,906
------------------------------------------------------------------------------------------------------------------------------------
Mandatory redeemable preferred stock                                                         17,000                       17,000
------------------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
Common stock     - $2 par value
     Authorized  -  9,000,000 shares
     Issued      -  4,315,795 shares in 2002 and
                 -  4,315,795 shares in 2001                                                  8,632                        8,632
Additional paid in capital                                                                   11,803                       11,782
Retained earnings                                                                            18,633                       17,787
Treasury stock                                                                                 (755)                        (431)
Accumulated other comprehensive income                                                          125                        1,246
------------------------------------------------------------------------------------------------------------------------------------
         Total Stockholders' Equity                                                          38,438                       39,016
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $637,171                     $628,922
====================================================================================================================================


     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollar amounts in thousands, except per share data)
Three months ended March 31,                                                                  2002                         2001
------------------------------------------------------------------------------------------------------------------------------------
Income:
     Interest and fees on loans                                                          $    8,069                  $     8,507
     Interest and dividend income on securities                                               2,371                        1,588
     Interest on federal funds sold                                                               3                           52
------------------------------------------------------------------------------------------------------------------------------------
Total interest and dividend income                                                           10,443                       10,147
Interest expense                                                                              4,544                        5,298
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                                           5,899                        4,849
Provision for loan losses                                                                       300                          227
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after
     provision for loan losses                                                                5,599                        4,622
------------------------------------------------------------------------------------------------------------------------------------
Non-interest income:
     Gain/(Loss) on sale of securities                                                         (277)                          31
     Gain on sale of loans                                                                      127                            0
     Other non-interest income                                                                  883                          729
------------------------------------------------------------------------------------------------------------------------------------
Total non-interest income                                                                       733                          760
------------------------------------------------------------------------------------------------------------------------------------
Non-interest expenses:
     Salaries and benefits                                                                    2,244                        2,043
     Other non-interest expense                                                               1,743                        1,559
     Occupancy - net                                                                            374                          389
------------------------------------------------------------------------------------------------------------------------------------
Total non-interest expense                                                                    4,361                        3,991
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                                    1,971                        1,391
Income taxes                                                                                    656                          471
------------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                               $    1,315                  $       920
====================================================================================================================================
Net income per share
                -  Basic                                                                 $     0.31                  $      0.22
                -  Diluted                                                               $     0.30                  $      0.22

Weighted average shares outstanding
                -  Basic                                                                  4,263,720                    4,234,848
                -  Dilutive Option Shares                                                    84,289                       37,269
------------------------------------------------------------------------------------------------------------------------------------
                -  Diluted                                                                4,348,009                    4,272,117
====================================================================================================================================

     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 2001 AND THREE MONTHS ENDED MARCH 31, 2002


(Unaudited)
(Dollar amounts in thousands, except per share data)

                                               COMMON STOCK                                              ACCUMULATED
                                              -------------          ADDITIONAL                             OTHER
                                             NUMBER         PAR       PAID-IN       RETAINED   TREASURY  COMPREHENSIVE
                                           OF SHARES       VALUE      CAPITAL       EARNINGS    STOCK    INCOME/(LOSS)      TOTAL
------------------------------------------------------------------------------------------------------------------------------------
BALANCE-JANUARY 1, 2001                    4,222,520      $ 8,567    $   11,608      $15,408   $ (526)     $  (197)     $   34,860
====================================================================================================================================
Net income                                                                             4,073                                 4,073
Cash dividends declared
     ($.40 per share)                                                                 (1,694)                               (1,694)
Shares issued:
     Stock option plan                         4,400            9             9                                                 18
     Dividend reinvestment
         and stock purchase plan              27,676           56           209                                                265
Shares issued from treasury stock:
     Stock option plan                         1,500                         (6)                    8                            2
     Dividend reinvestment
         and stock purchase plan              33,287                        (38)                  302                          264
Changes in unrealized gain/(loss)
     on securities available for sale                                                                        1,443           1,443
Repurchase of common stock                   (23,000)                                            (215)                        (215)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE-DECEMBER 31, 2001                  4,266,383      $ 8,632    $   11,782      $17,787   $ (431)     $ 1,246      $   39,016
====================================================================================================================================
Net income                                                                             1,315                                 1,315
Cash dividends declared
     ($.11 per share)                                                                   (469)                                 (469)
Shares issued from treasury stock:
     Dividend reinvestment
         and stock purchase plan              10,154                         21                    84                          105
Changes in unrealized gain/(loss)
     on securities available for sale                                                                       (1,121)         (1,121)
Repurchase of common stock                   (37,300)                                            (408)                        (408)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE - MARCH 31, 2002                   4,239,237      $ 8,632    $   11,803      $18,633   $ (755)     $   125      $   38,438
====================================================================================================================================

     See accompanying notes to condensed consolidated financial statements.




CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

Three months ended March 31,                                                      2002                   2001
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                       $1,315                $   920
------------------------------------------------------------------------------------------------------------------------------------
Unrealized gain (loss) on securities available for sale,
     net of income taxes (benefit) of $(605) in 2002
     and $342 in 2001                                                            (1,304)                   683
         Reclassification adjustment for gains (losses)
         included in net income, net of income taxes
         (benefit) of $94 in 2002 and $(11) in 2001                                 183                    (20)
------------------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss)                                                (1,121)                   663
------------------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                                             $  194                 $1,583
====================================================================================================================================


     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)
(Dollar amounts in thousands)

     Three months ended March 31                                                 2002          2001
=======================================================================================================
Operating activities:
Net income                                                                     $  1,315      $    920
     Adjustments to reconcile net income to net cash provided by operating activities:
              Provision for loan losses                                             300           227
              Realized investment accretion income                                  (18)            0
              Depreciation and amortization                                         185           239
              Intangible amortization                                               171           171
              Realized loss/(gain) on sale of securities                            277           (31)
              Gain on sale of mortgages                                            (127)            0
              Gain on sale of other real estate owned                               (22)          (22)
              (Increase)/Decrease in accrued interest receivable                   (184)          769
              (Increase)/Decrease in other assets                                  (481)          197
              Increase in accrued interest payable on deposits                       48           329
              Decrease in other liabilities                                        (101)         (643)
=======================================================================================================
Net cash provided by operating activities                                         1,363         2,156
=======================================================================================================
Investing activities:
     Investments and mortgage-backed securities:
         Held to maturity:
              Proceeds from maturities and principal payments                        93         5,451
         Available for sale:
              Purchases                                                         (21,640)      (27,798)
              Proceeds from sales                                                21,260         5,530
              Proceeds from maturities and principal payments                    15,512        17,726
Purchases of premises and equipment                                                 (11)           (7)
Net (increase)/decrease in loans                                                (25,240)          511
Proceeds from sale of other real estate owned                                        86           428
=======================================================================================================
Net cash provided by (used in) investing activities                              (9,940)        1,841
=======================================================================================================
Financing activities:
     Net increase in borrowings                                                   4,788        12,998
     Net increase (decrease) in deposits                                          4,092       (23,076)
     Treasury stock (purchased)/issued, net                                        (303)          126
     Dividends paid                                                                (469)         (424)
=======================================================================================================
Net cash (used in)/provided by financing activities                               8,108       (10,376)
=======================================================================================================
Decrease in cash and cash equivalents                                              (469)       (6,379)
Cash and cash equivalents at beginning of period                                 17,451        23,519
=======================================================================================================
Cash and cash equivalents at end of period                                     $ 16,982      $ 17,140
=======================================================================================================
Cash paid:
     Interest on deposits and other borrowings                                 $  4,496      $  4,969
     Income taxes                                                                   312           200
Supplemental disclosure of cash flow information:
     Securitization of loans into mortgage-backed securities                     23,495             0
     Unrealized gain/(loss) on securities available for sale, net of taxes       (1,121)          663


     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(Unaudited)


NOTE A  -  GENERAL INFORMATION

Westbank Corporation (hereinafter sometimes referred to as the "Corporation") is a registered Bank Holding Company organized to facilitate the expansion and diversification of the business of its banking subsidiary, Westbank (hereinafter sometimes referred to as "the Bank"), into additional financial services related to banking. Substantially all operating income and net income of the Corporation are presently accounted for by the Bank.



NOTE B  -  CURRENT OPERATING ENVIRONMENT

Westbank operates seventeen banking offices located in Hampden County, Massachusetts, and Windham County, Connecticut, and also operates a Trust Department providing services normally associated with holding property in a fiduciary or agency capacity. A full range of retail banking services is furnished to individuals, businesses and non-profit organizations. The primary source of revenue for Westbank is derived from providing loans to customers who are predominantly located in its service areas.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") imposes significant regulatory restrictions and requirements on banking institutions insured by the FDIC and their holding companies. FDICIA established capital categories into which financial institutions are placed based on capital level. Each capital category establishes different degrees of regulatory restrictions that can apply to a financial institution. As of March 31, 2002, the Bank's capital was at a level that placed the Bank in the "well capitalized" category as defined by FDICIA.

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

The accompanying unaudited condensed consolidated financial statements for the quarters ended March 31, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts. Actual results could differ significantly from these estimates.

For further information, please refer to the Consolidated Financial Statements and footnotes thereto included in the Westbank Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE D  -  COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, there are outstanding commitments and contingent liabilities, such as standby letters of credit and commitments to extend credit. As of March 31, 2002, standby letters of credit amounted to $201,700, loan commitments were $46,900,000 and unused balances available on home equity lines of credit were $16,642,000.

Trust Assets - Property with a book value of $125,680,000 at March 31, 2002, held for customers in a fiduciary or agency capacity, is not included in the accompanying balance sheet since such items are not assets of the Bank.



NOTE E -  STOCKHOLDERS' EQUITY

The FDIC imposes leverage capital ratio requirements for state non-member Banks. In addition, the FDIC has established risk-based capital requirements for insured institutions for Tier 1 risk-based capital of 4.00% and total risk-based capital of 8.00%.

The capital ratios of the Bank were as follows:

                                                               March 31, 2002               December 31, 2001
                                                               --------------               -----------------
     Leverage Capital Ratio                                       7.05%                           7.56%
     Tier 1 Risk-Based Capital                                   11.55%                          11.62%
     Total Risk-Based Capital                                    12.65%                          12.71%

As of March 31, 2002 and December 31, 2001, the Bank met the criteria that classified it as a well-capitalized financial institution. Capital guidelines issued by the Federal Reserve Board require the Corporation to maintain certain capital ratios.

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

The Corporation's "Tier 1" leverage and risk-based capital ratios are as follows:

                                                              March 31, 2002               December 31, 2001
                                                              --------------               -----------------
Leverage Capital                                                 6.61%                           6.71%
Tier 1 Capital (minimum required 4.00%)                         10.85%                          10.79%
Total Risk-Based Capital (minimum required 8.00%)               13.05%                          13.03%



NOTE F  -  RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2002, the Corporation adopted Statement of Financial Accounting No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The adoption of SFAS 142 did not have a significant effect on the Corporation's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 AND 2001


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


CRITICAL ACCOUNTING POLICIES  -

Management believes that Westbank's "Critical Accounting Policies" are accounting for Securities and Loans, including revenue recognition.

SECURITIES

Securities that management has the positive intent and ability to hold until maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Those securities which have been identified as assets for which there is not a positive intent to hold to maturity, including all marketable equity securities, are classified as available for sale with unrealized gains (losses), net of income taxes, reported as a separate component of stockholders' equity. The Corporation determines if securities will be classified as held to maturity or available for sale at the time of purchase. In addition, any mortgage-backed securities created out of the Corporation's own inventory of residential real estate loans are also considered available for sale. Gains and losses on sales of securities are recognized in non-interest income at the time of sale on a specific identification basis. Securities which have experienced an other than temporary decline in value are written down to estimated fair value, establishing a new cost basis with the amount of the write-down expensed as a realized loss. The Corporation does not engage in trading activities.

Mortgage-backed securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts determined by a method that approximates the level-yield method. Management has the positive ability and the intent to hold these assets until maturity.


LOANS

Loans have been reduced by deferred loan fees and the allowance for loan losses.

Interest income on loans is recorded on an accrual basis. Loan origination fees, net of certain direct loan origination costs, are deferred and recognized as income over the life of the related loan as an adjustment to the loan's yield.

Non-accrual loans are loans on which the accrual of interest ceases when the collection of principal or interest payments is determined to be doubtful by management. It is the general policy of the Corporation to discontinue the accrual of interest when principal or interest payments are delinquent 90 days, unless the loan principal and interest are determined by management to be fully collectible. Any unpaid amounts previously accrued on these loans are reversed from income. Interest received on a loan in non-accrual status is applied to reduce principal or, if management determines that the principal is collectible, applied to interest on a cash basis. A loan is returned to accrual status after the borrower has brought the loan current and has demonstrated compliance with the loan terms for a sufficient period, and management's doubts concerning collectibility have been removed.

The Corporation measures impairment of loans in accordance with SFAS No. 114, "Accounting for Impairment of a Loan as Amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" (collectively SFAS No. 114). A loan is recognized as impaired when it is probable that either principal or interest are not collectable in accordance with the terms of the loan agreement. Measurement of impairment for commercial loans is generally based on the present value of expected future cash flows discounted at the loan's effective interest rate. Commercial real estate loans are generally measured based on the fair value of the underlying collateral. If the estimated fair value of the impaired loan is less than the related recorded amount, a specific valuation allowance is established or a write-down is charged against the allowance for loan losses. Smaller balance homogenous loans, including residential real estate and consumer loans, are excluded from the provisions of SFAS No. 114. Generally, income is recorded only on a cash basis for impaired loans.

The adequacy of the allowance for loan losses is evaluated quarterly by management. Factors considered in evaluating the adequacy of the allowance include the size and concentration of the portfolio, previous loss experience, current economic conditions and their effect on borrowers, the financial condition of individual borrowers and the related performance of individual loans in relation to contract terms. The provision for loan losses charged to operating expense is based upon management's judgment of the amount necessary to maintain the allowance at a level adequate to absorb losses. Loan losses are charged against the allowance for loan losses when management believes the collectibility of the principal is unlikely.
Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate. Net unrealized losses are recognized through a valuation allowance charged to income.

CHANGES IN FINANCIAL CONDITION  -

Total consolidated assets amounted to $637,171,000 on March 31, 2002 compared to $628,922,000 on December 31, 2001. As of March 31, 2002, and December 31, 2001,
earning assets amounted to, respectively, $597,135,000 or 94% of total assets, and $586,995,000 or 93% of total assets. Earning assets increased during the first three months of 2002 as a result of an increase in loans and securities. An increase in deposits and an increase in borrowed funds offset the increase in earning assets.


CHANGES IN RESULTS OF OPERATIONS  -

For the quarter ended March 31, 2002, net income totaled $1,315,000 compared to $920,000 for the three-month period ended March 31, 2001.

Non-interest income decreased by $27,000 during the first quarter of 2002 compared to the first quarter of 2001. During the first quarter of 2002, the Corporation recognized a loss on sale of securities available for sale totaling $277,000 and a gain on the sale of mortgages totaling $127,000, while other non-interest income totaled $883,000. Non-interest expense totaled $4,361,000 for the quarter ended March 31, 2002, an increase of $370,000 versus the first quarter of 2001.

The overall increase in interest income reflects an increase in volume and a decline in interest rates on earning assets, while the decrease in interest expense reflects an increase in interest-bearing liabilities more than offset by the decrease in rates reduced the interest expense level as compared to the first quarter of 2001. Further analysis is provided in sections on net interest revenue and supporting schedules.


ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS  -

An increase of $73,000 has been reflected in the provision for loan losses in the quarter, with $300,000 being provided compared to $227,000 in 2001. Loans written off against the allowance for loan losses after recoveries amounted to net charge-off's of $191,000 for the first three months of 2002 versus net recoveries of $39,000 for the same period of 2001.

After giving effect to the actions described above, the allowance for loan losses at March 31, 2002, totaled $4,288,000 or 0.96% of total loans, as compared to $4,179,000 or 0.94% at December 31, 2001.

Non-performing past due loans at March 31, 2002, aggregated $1,549,000 or 0.35% of total loans compared to $1,830,000 or 0.41% at December 31, 2001. The percentage of non-performing and past due loans compared to total assets on those same dates, respectively, amounted to 0.26% and 0.32%.

Other real estate owned decreased during the most recent quarter by $74,000 compared to 2001 and totals $130,000. The percentage of other real estate owned to total assets as of March 31, 2002 and December 31, 2001 amounted to 0.02% and 0.03% respectively.

Management has made every effort to recognize all circumstances known at this time which could affect the collectibility of loans and has reflected these in deciding as to the provision for loan losses, the writing down of other real estate owned and impaired loans to fair value and other loans (watch list) monitored by management, the charge-off of loans and the balance in the allowance for loan losses. Management believes that the provision for the quarter, and the balance in the allowance for loan losses, are adequate based on results provided by the loan grading system and circumstances known at this time.

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

The balances and rates derived for the analysis of net interest income presented on the following pages reflect the consolidated assets and liabilities of the Corporation's principal earning subsidiary, Westbank.


(Dollar amounts in thousands)

Quarter ended March 31,                                                            2002                2001
------------------------------------------------------------------------------------------------------------
Interest and dividend income                                                    $ 10,443             $10,147
Interest expense                                                                   4,544               5,298
------------------------------------------------------------------------------------------------------------
Net interest income                                                                5,899               4,849
Tax equivalent adjustment                                                             38                  46
============================================================================================================
NET INTEREST INCOME (TAXABLE EQUIVALENT)                                        $  5,937             $ 4,895
============================================================================================================



INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS

(Dollar amounts in thousands)

Quarter ended March 31,                                      2002                                  2001
---------------------------------------------------------------------------------------------------------------
                                                      Average                           Average
                                                      Balance      Rate                 Balance           Rate
---------------------------------------------------------------------------------------------------------------
Earning Assets                                       $605,288     6.93%                $527,486           7.73%
---------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities                          536,932     3.39                  460,937           4.60%
---------------------------------------------------------------------------------------------------------------
Interest rate spread                                              3.54                                    3.13
---------------------------------------------------------------------------------------------------------------
Interest-free resources used
     to fund earning assets                            68,356                            66,549
---------------------------------------------------------------------------------------------------------------
Total Sources of Funds                               $605,288     3.00                 $527,486           4.02
==============================================================================================================
NET YIELD ON EARNING ASSETS                                       3.93%                                   3.71%
==============================================================================================================

CHANGES IN NET INTEREST INCOME

(Dollar amounts in thousands)


                                                                      QUARTER ENDED MARCH 31, 2002
                                                                                  OVER
                                                                      QUARTER ENDED MARCH 31, 2001
----------------------------------------------------------------------------------------------------------
                                                                               CHANGE DUE TO
                                                              VOLUME                RATE            TOTAL
----------------------------------------------------------------------------------------------------------
Interest Income:
     Loans                                                    $  402             $  (848)          $  (446)
     Securities                                                  933                (150)              783
     Federal Funds                                               (18)                (31)              (49)
-----------------------------------------------------------------------------------------------------------
Total Interest Earned                                          1,317              (1,029)              288
Interest Expense:
     Interest-bearing deposits                                   224              (1,302)           (1,078)
     Other borrowed funds                                        616                (292)              324
-----------------------------------------------------------------------------------------------------------
     Total Interest Expense                                      840              (1,594)             (754)
-----------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                           $  477             $   565           $ 1,042
===========================================================================================================

Net interest earned on a taxable equivalent basis increased to $5,937,000 in the first quarter of 2002, up $1,042,000 as compared with the comparable period of 2001.

An increase in average earning assets of $77,802,000 or 14.75% and an 80 basis point decrease in average rate of return resulted in an increase in volume of $1,317,000 and a decrease in rate of $1,029,000. An increase in average interest-bearing liabilities of $75,995,000 or 16.49% and a 121 basis point decrease in average rate of interest paid contributed to an increase in volume of $840,000 and a decrease in rate of $1,594,000.


OPERATING EXPENSES

The components of total operating expenses for the periods and their percentage of gross income are as follows:

(Dollar amounts in thousands)

Quarter ended March 31,                                       2002                                 2001
---------------------------------------------------------------------------------------------------------------
                                                     Amount          Percent              Amount        Percent
---------------------------------------------------------------------------------------------------------------
Salaries and benefits                                 $2,244         20.08%               $2,043        18.73%
Other non-interest expense                             1,743         15.60                 1,559        14.29
Occupancy - net                                          374          3.35                   389         3.57
---------------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                              $4,361         39.03%               $3,991        36.59%
===============================================================================================================

For the three-month period ended March 31, 2002, operating expenses increased by approximately $370,000 versus the 2001 period.
Salaries and benefits increased by $201,000, while other non-interest expense increased by $184,000 and occupancy declined by $15,000. The increase is a direct result of the overall growth of the Corporation.

INTEREST RATE SENSITIVITY

The following table sets forth the distribution of the repricing of the Corporation's earning assets and interest-bearing liabilities as of March 31, 2002:

(Dollar amounts in thousands)

                                      Three          Over Three        Over One
                                     Months           Months to         Year to          Over Five
                                     or Less          One Year        Five Years           Years            Total
-------------------------------------------------------------------------------------------------------------------
Earning Assets                     $  78,639         $  62,251          $146,443         $309,802          $597,135
Interest-Bearing
     Liabilities                     133,749           145,602           227,168           17,264           523,783
-------------------------------------------------------------------------------------------------------------------
Interest Rate
     Sensitivity Gap               $ (55,110)        $ (83,351)        $ (80,725)        $292,538          $ 73,352
===================================================================================================================
Cumulative Interest
     Rate Sensitivity Gap          $ (55,110)        $(138,461)        $(219,186)        $ 73,352

Interest Rate
     Sensitivity Gap Ratio            (9.23)%        (13.96)%          (13.52)%            48.99%

Cumulative Interest
     Rate Sensitivity Gap Ratio       (9.23)%        (23.19)%          (36.71)%            12.28%



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

PROVISION AND ALLOWANCE FOR LOAN LOSSES

(Dollar amounts in thousands)

Quarter ended March 31,                                                                      2002              2001
--------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                                             $4,179            $3,670
Provision for loan losses                                                                     300               227
--------------------------------------------------------------------------------------------------------------------
                                                                                            4,479             3,897
--------------------------------------------------------------------------------------------------------------------
Less charge-offs:
     Loans secured by real estate                                                             104
     Commercial and industrial loans                                                           32
     Consumer loans                                                                            99                27
--------------------------------------------------------------------------------------------------------------------
                                                                                              235                27
--------------------------------------------------------------------------------------------------------------------
Add-recoveries:
     Loans secured by real estate                                                               1                57
     Commercial and industrial loans                                                           20                 6
     Consumer loans                                                                            23                 3
--------------------------------------------------------------------------------------------------------------------
                                                                                               44                66
--------------------------------------------------------------------------------------------------------------------
Net charge-offs (recoveries)                                                                  191               (39)
--------------------------------------------------------------------------------------------------------------------
BALANCE AT END OF PERIOD                                                                   $4,288            $3,936
====================================================================================================================
Net charge-offs (recoveries) to:
     Average loans                                                                            .04%          (.01)%
     Loans at end of period                                                                   .04%          (.01)%
     Allowance for loan losses at January 1                                                  4.57%         (1.06)%
Allowance for loan losses at March 31 as a percentage of:
         Average loans                                                                        .95%           .91%
         Loans at end of period                                                               .96%           .91%

The approach the Corporation uses in determining the adequacy of the allowance for loan losses is an exposure method based on the Corporation's loan loss history. Quarterly, based on an internal review of the loan portfolio, the Corporation identifies required reserve allocations targeted to recognized problem loans that, in the opinion of management, have potential loss exposure or questions relative to the depth of the collateral on these same loans. In addition, the Corporation allocates a reserve against the remainder of the loan portfolio, based on the overall mix of the loan portfolio and the loss history of each loan category.

NON-ACCRUAL, PAST DUE AND NON-PERFORMING LOANS

(Dollar amounts in thousands)



                                        03-31-02         12-31-01           09-30-01          06-30-01         03-31-01
-----------------------------------------------------------------------------------------------------------------------
Non-accrual loans                        $1,160            $1,040            $1,570           $1,926            $2,441
-----------------------------------------------------------------------------------------------------------------------
Loans contractually past
     due 90 days or more
     still accruing                         195               790                98              165               355
-----------------------------------------------------------------------------------------------------------------------
Total non-accrual, past due
     and restructured loans               1,355             1,830             1,668            2,091             2,796
-----------------------------------------------------------------------------------------------------------------------
Non-accrual, past due and
     restructured loans as a
     percentage of total loans            0.30%             0.41%            0.37%             0.48%            0.65%
-----------------------------------------------------------------------------------------------------------------------
Allowance for loan losses as a
     percentage of non-accrual, past
     due and restructured loans         316.46%           228.36%          245.20%           198.84%          140.77%
----------------------------------------------------------------------------------------------------------------------

Other real estate owned - net               130               204               117              137               135
-----------------------------------------------------------------------------------------------------------------------
Total non-performing assets              $1,485            $2,034            $1,785           $2,228            $2,931

Non-performing assets as a
     percentage of total assets           0.23%             0.32%            0.29%             0.37%            0.52%
-----------------------------------------------------------------------------------------------------------------------

QUARTER-TO-DATE AVERAGE BALANCES
INTEREST EARNED - INTEREST EXPENSE



(Dollar amounts in thousands)

Three months ended March 31,                                  2002                                            2001
-----------------------------------------------------------------------------------------------------------------------------------
                                             Balance      Interest(1)        Rate            Balance      Interest(1)      Rate
-----------------------------------------------------------------------------------------------------------------------------------
Federal funds sold and
     temporary investments                $    1,634        $     3         0.74%          $   3,466        $    52        6.00%
Securities                                   151,479          2,375         6.27              92,733          1,592        6.87
Loans                                        452,175          8,103         7.17             431,287          8,549        7.93
-----------------------------------------------------------------------------------------------------------------------------------
Total earning assets                         605,288        $10,481         6.93%            527,486        $10,193        7.73%
-----------------------------------------------------------------------------------------------------------------------------------
Loan loss allowance                           (4,205)                                         (3,802)
All other assets                              45,928                                          37,166
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                              $  647,011                                       $ 560,850
===================================================================================================================================
LIABILITIES AND EQUITY

Interest bearing deposits                   $436,611        $ 3,526         3.23%          $ 415,344        $ 4,604        4.43%
Borrowed funds                               100,321          1,018         4.06              45,593            694        6.09
-----------------------------------------------------------------------------------------------------------------------------------
Total interest bearing
     liabilities                             536,932          4,544         3.39             460,937          5,298        4.60
-----------------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                                        3.54%                                          3.13%
Demand deposits                               65,658                                          60,439
Other liabilities                              5,578                                           4,051
Shareholders' equity                          38,843                                          35,423
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES
     AND EQUITY                           $  647,011                                       $ 560,850
===================================================================================================================================
Net Interest Income(tax equivalent
  basis)                                  $    5,937                                       $   4,895
Interest Earned/Earning Assets                                              6.93%                                          7.73%
Interest Expense/Earning Assets                                             3.00                                           4.02
-----------------------------------------------------------------------------------------------------------------------------------
Net Yield on Earning Assets                                                 3.93%                                          3.71%
Deduct tax equivalent adjustment                                 38                                              46
-----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                         $ 5,899                                         $ 4,849
===================================================================================================================================

(1)  Amounts shown are adjusted to a "tax equivalent" basis.




ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Corporation's assessment of its sensitivity to market risk since its presentation in the 2001 Annual Report filed with the Securities and Exchange Commission.

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

ITEM 2.   Changes in Rights of Securities Holders - NONE

ITEM 3.   Defaults by Company on its Senior Securities  -  NONE

ITEM 4.   Results of Votes on Matters Submitted to a Vote of Security Holders
          -  NONE

ITEM 5.   Other Events  -  NONE

ITEM 6.   Exhibits and Reports on Form 8-K

      a.  Exhibits

      b.  Reports on Form 8-K  -  None



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







                                         WESTBANK CORPORATION





Date: May 6, 2002                                 /s/
                                         -------------------------------------
                                         Donald R. Chase
                                         President and Chief Executive Officer





Date: May 6, 2002                                 /s/
                                         -------------------------------------
                                         John M. Lilly
                                         Treasurer and Chief Financial Officer