Form 10-Q
period 2002-06-30
WESTBANK CORP
filed 2002-08-09
CIK 742070

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

                  For the quarterly period ended JUNE 30, 2002

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

                              YES /X/    NO  / /

Common stock, par value $2 per share: 4,178,151 shares outstanding as of July 25, 2002.

                      WESTBANK CORPORATION AND SUBSIDIARIES


                                      INDEX





                         PART I - FINANCIAL INFORMATION

                                                                                 Page
                                                                                 ----

ITEM 1. Financial Statements

        Condensed Consolidated Balance Sheets                                       3

        Condensed Consolidated Statements of Income                                 4

        Condensed Consolidated Statements of Stockholders' Equity                   5

        Condensed Consolidated Statements of Comprehensive Income                   5

        Condensed Consolidated Statements of Cash Flows                             6

        Notes to Condensed Consolidated Financial Statements                      7-9


ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                           10-19


ITEM 3. Quantitative and Qualitative Disclosures about Market Risk                 19



                     PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings                                                          20

ITEM 2. Changes in Rights of Securities Holders                                    20

ITEM 3. Defaults by Company on its Senior Securities                               20

ITEM 4. Results of Votes on Matters Submitted to a Vote of Security Holders        20

ITEM 5. Other Events                                                               20

ITEM 6. Exhibits and Reports on Form 8-K                                        20-21

Signatures                                                                         22

ITEM 1.  FINANCIAL STATEMENTS

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

 (Dollar amounts in thousands, except per share data)      June 30, 2002  December 31, 2001
                                                           -------------  -----------------
ASSETS
Cash and due from banks:
     Non-interest bearing                                    $  18,120      $  16,800
     Interest bearing                                              863            332
Federal funds sold                                              18,787            319
                                                             ---------      ---------
Total cash and cash equivalents                                 37,770         17,451
                                                             ---------      ---------
Securities available for sale                                  131,967        141,685
Securities held to maturity                                        564            757
     (approximate market value of
     $586 in 2002 and $779 in 2001)
                                                             ---------      ---------
Total securities                                               132,531        142,442
                                                             ---------      ---------
Loans                                                          466,573        443,902
Allowance for loan losses                                        4,683          4,179
                                                             ---------      ---------
Net loans                                                      461,890        439,723
                                                             ---------      ---------
Premises and equipment, net                                      6,163          6,516
Other real estate owned                                            204
Accrued interest receivable                                      3,497          3,285
Intangible assets                                                8,495          8,837
Other assets                                                    10,854         10,464
                                                             ---------      ---------
TOTAL ASSETS                                                 $ 661,200      $ 628,922
                                                             =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Non-interest bearing                                    $  76,107      $  70,960
     Interest bearing                                          461,522        438,889
                                                             ---------      ---------
         Total deposits                                        537,629        509,849
Borrowed funds                                                  61,001         57,666
Accrued interest payable                                         1,095            659
Other liabilities                                                3,997          4,732
                                                             ---------      ---------
         Total liabilities                                     603,722        572,906
                                                             ---------      ---------
Mandatory redeemable preferred stock                            17,000         17,000
                                                             ---------      ---------
Stockholders' Equity:
Common stock    - $2 par value
     Authorized - 9,000,000 shares
     Issued     - 4,315,795 shares in 2002 and
                  4,315,795 shares in 2001                       8,632          8,632
Additional paid in capital                                      11,759         11,782
Retained earnings                                               20,006         17,787
Treasury stock                                                  (1,737)          (431)
Accumulated other comprehensive income                           1,818          1,246
                                                             ---------      ---------
         Total Stockholders' Equity                             40,478         39,016
                                                             ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 661,200      $ 628,922
                                                             =========      =========

See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)


                                                            Quarter Ended June 30,         Six-Months Ended June 30,
(Dollar amounts in thousands, except per share data)        2002             2001            2002            2001
                                                         -----------      -----------     -----------     -----------
Income:
     Interest and fees on loans                          $     7,988      $     8,436     $    16,057     $    16,943
     Interest and dividend income on securities                2,189            1,661           4,560           3,249
     Interest on federal funds sold                               29               18              32              70
                                                         -----------      -----------     -----------     -----------
Total interest and dividend income                            10,206           10,115          20,649          20,262
Interest expense                                               4,449            4,996           8,993          10,294
                                                         -----------      -----------     -----------     -----------
Net interest income                                            5,757            5,119          11,656           9,968
Provision for loan losses                                        433              159             733             386
                                                         -----------      -----------     -----------     -----------
Net interest income after
     provision for loan losses                                 5,324            4,960          10,923           9,582
                                                         -----------      -----------     -----------     -----------
Non-interest income:
     Gain/(Loss) on sale of securities                                                           (277)             31
     Gain/(Loss) on sale of loans                                (54)             243              73             243
     Other non-interest income                                 1,391              744           2,274           1,473
                                                         -----------      -----------     -----------     -----------
Total non-interest income                                      1,337              987           2,070           1,747
                                                         -----------      -----------     -----------     -----------
Non-interest expenses:
     Salaries and benefits                                     2,277            2,122           4,521           4,165
     Other non-interest expense                                1,664            1,762           3,407           3,321
     Occupancy - net                                             396              365             770             754
                                                         -----------      -----------     -----------     -----------
Total non-interest expense                                     4,337            4,249           8,698           8,240
                                                         -----------      -----------     -----------     -----------
Income before income taxes                                     2,324            1,698           4,295           3,089
Income taxes                                                     486              580           1,142           1,051
                                                         -----------      -----------     -----------     -----------

NET INCOME                                               $     1,838      $     1,118     $     3,153     $     2,038
                                                         -----------      -----------     -----------     -----------
Net income per share
        -  Basic                                         $      0.44      $      0.26     $      0.74     $      0.48
        -  Diluted                                       $      0.42      $      0.26     $      0.73     $      0.48

Weighted average shares outstanding
        -  Basic                                           4,205,618        4,250,461       4,234,669       4,242,706
        -  Dilutive Option Shares                            122,819           44,013          99,796          38,749
                                                         -----------      -----------     -----------     -----------
        -  Diluted                                         4,328,437        4,294,474       4,334,465       4,281,455
                                                         ===========      ===========     ===========     ===========


     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 2001 AND SIX MONTHS ENDED JUNE 30, 2002

(Unaudited)
(Dollar amounts in thousands, except per share data)

                                                                                                        ACCUMULATED
                                       COMMON STOCK               ADDITIONAL                              OTHER
                                          NUMBER         PAR       PAID-IN     RETAINED    TREASURY    COMPREHENSIVE
                                         OF SHARES      VALUE      CAPITAL     EARNINGS      STOCK     INCOME/(LOSS)        TOTAL
                                       ------------     -----     ----------   --------    ---------   -------------      -------
BALANCE - JANUARY 1, 2001                4,222,520      $8,567     $11,608      $15,408    $  (526)       $ (197)         $34,860
                                         =========      ======     =======      =======    =======        ======          =======
Net income                                                                        4,073                                     4,073
Cash dividends declared
     ($.40 per share)                                                            (1,694)                                   (1,694)
Shares issued:
     Stock option plan                       4,400           9           9                                                     18
     Dividend reinvestment
         and stock purchase plan            27,676          56         209                                                    265
Shares issued from treasury stock:
     Stock option plan                       1,500                      (6)                      8                              2
     Dividend reinvestment
         and stock purchase plan            33,287                     (38)                    302                            264
Changes in unrealized gain/(loss)
     on securities available for sale                                                                      1,443            1,443
Repurchase of common stock                 (23,000)                                           (215)                          (215)
                                         ---------      ------     -------      -------    -------        ------          -------
BALANCE - DECEMBER 31, 2001              4,266,383      $8,632     $11,782      $17,787      $(431)       $1,246          $39,016
                                         =========      ======     =======      =======    =======        ======          =======
Net income                                                                        3,153                                     3,153
Cash dividends declared
     ($.11 per share)                                                              (934)                                     (934)
Shares issued from treasury stock:
     Stock option plan                      28,590                     (83)                    258                            175
     Dividend reinvestment
         and stock purchase plan            19,131                      60                     159                            219
Changes in unrealized gain/(loss)
     on securities available for sale                                                                        572              572
Repurchase of common stock                (136,800)                                         (1,723)                        (1,723)
                                         ---------      ------     -------      -------    -------        ------          -------
BALANCE - JUNE 30, 2002                  4,177,304      $8,632     $11,759      $20,006    $(1,737)       $1,818          $40,478
                                         =========      ======     =======      =======    =======        ======          =======

     See accompanying notes to condensed consolidated financial statements.


CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)


                                                             Quarter Ended June 30,       Six-Months Ended June 30,
                                                                2002        2001               2002        2001
                                                              -------     -------            -------     -------
Net Income                                                    $ 1,838     $ 1,118            $ 3,153     $ 2,038
                                                              -------     -------            -------     -------
Unrealized gain (loss) on securities available for sale,
     net of income taxes (benefit) of $872 and $(264) for
     the quarter and $200 and $(67) for the six-month
     periods ended June 30, 2002 and 2001 respectively          1,693        (512)               389         171
Reclassification adjustment for gains (losses)
     included in net income, net of income taxes
     (benefit) of $94 in 2002 and $(11) in 2001                                                  183         (20)
                                                              -------     -------            -------     -------
Other Comprehensive Income (Loss)                               1,693        (512)               572         151
                                                              -------     -------            -------     -------
COMPREHENSIVE INCOME                                          $ 3,531     $   606            $ 3,725     $ 2,189
                                                              =======     =======            =======     =======


     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)
(Dollar amounts in thousands)

                                                                             Six Months Ended June 30,
                                                                                2002          2001
                                                                               --------      --------
Operating activities:
Net income                                                                     $  3,153      $  2,038
Adjustments to reconcile net income to
     net cash provided by operating activities:
         Provision for loan losses                                                  733           386
         Provision for other real estate owned                                       11            25
         Realized investment accretion income                                       (27)
         Depreciation and amortization                                              380           478
         Intangible amortization                                                    342           342
         Realized loss/(gain) on sale of securities                                 277           (31)
         Gain on sale of mortgages                                                  (73)         (243)
         Gain on sale of other real estate owned                                    (55)          (28)
         (Increase)/Decrease in accrued interest receivable                        (212)          542
         (Increase)/Decrease in other assets                                       (390)          155
         Increase in accrued interest payable on deposits                           436           321
         (Increase)/Decrease in other liabilities                                   735           (22)
                                                                               ========      ========
Net cash provided by operating activities                                         5,310         3,963
                                                                               ========      ========
Investing activities:
     Investments and mortgage-backed securities:
         Held to maturity:
              Proceeds from maturities and principal payments                       193         6,122
         Available for sale:
              Purchases                                                         (35,127)      (67,370)
              Proceeds from sales                                                21,260         5,350
              Proceeds from maturities and principal payments                    47,958        32,645
Purchases of premises and equipment                                                 (27)          (47)
Net (increase) in loans                                                         (49,656)       (4,365)
Proceeds from sale of other real estate owned                                       250           428
                                                                               ========      ========
Net cash (used in) investing activities                                         (15,149)      (27,237)
                                                                               ========      ========
Financing activities:
     Net increase in deposits                                                    27,780        45,918
     Net increase (decrease) in borrowings                                        3,335       (27,224)
     Treasury stock (purchased)/issued, net                                         (23)          238
     Dividends paid                                                                (934)         (838)
                                                                               ========      ========
Net cash provided by financing activities                                        30,158        18,094
                                                                               ========      ========
Decrease in cash and cash equivalents                                            20,319        (5,180)
Cash and cash equivalents at beginning of period                                 17,451        23,519
                                                                               ========      ========
Cash and cash equivalents at end of period                                     $ 37,770      $ 18,339
                                                                               ========      ========
Cash paid:
     Interest on deposits and other borrowings                                 $  8,965      $ 10,316
     Income taxes                                                                 2,293           350
Supplemental disclosure of cash flow information:
     Securitization of loans into mortgage-backed securities                     23,495             0
     Unrealized gain/(loss) on securities available for sale, net of taxes          572           151
     Transfers of loans to other real estate owned                                    0            27


     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2002 AND 2001
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

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") imposes significant regulatory restrictions and requirements on banking institutions insured by the FDIC and their holding companies. FDICIA established capital categories into which financial institutions are placed based on capital level. Each capital category establishes different degrees of regulatory restrictions that can apply to a financial institution. As of June 30, 2002, the Bank's capital was at a level that placed the Bank in the "well capitalized" category as defined by FDICIA.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts. Actual results could differ significantly from these estimates.

For further information, please refer to the Consolidated Financial Statements and footnotes thereto included in the Westbank Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE D  -  COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, there are outstanding commitments and contingent liabilities, such as standby letters of credit and commitments to extend credit. As of June 30, 2002, standby letters of credit amounted to $201,700, loan commitments were $50,164,000 and unused balances available on home equity lines of credit were $18,390,000.

Trust Assets - Property with a book value of $155,722,000 at June 30, 2002, held for customers in a fiduciary or agency capacity, is not included in the accompanying balance sheet since such items are not assets of the Bank.

The Massachusetts Department of Revenue ("DOR") has sent notices of intent to assess taxes to several banks in the Commonwealth of Massachusetts. The notices relate to DOR's intent to disallow the dividend-received deduction between a bank and its subsidiary operating as a real estate investment trust (REIT).

While the Corporation's subsidiary Westbank ("the Bank") has not received a notice from the DOR, the Bank does operate a REIT similar to banks receiving notices of assessment from the DOR.

Westbank believes that its tax treatment of the dividend-received deduction for its REIT subsidiary is valid under Massachusetts law. Accordingly, the Bank intends to continue its current accounting practice of calculating its tax provision under the assumption that the dividend-received deduction is valid.

In the event that dividend-received deduction from its REIT subsidiary is disallowed the Corporation would be required to record additional taxes of approximately $350,000 for the years 2001 and 2000, exclusive of any interest charge.



NOTE E -  STOCKHOLDERS' EQUITY

The FDIC imposes leverage capital ratio requirements for state non-member Banks. In addition, the FDIC has established risk-based capital requirements for insured institutions for Tier 1 risk-based capital of 4.00% and total risk-based capital of 8.00%.

The capital ratios of the Bank were as follows:

                                            June 30, 2002        December 31, 2001
                                            -------------        -----------------
     Leverage Capital Ratio                   7.19%                    7.56%
     Tier 1 Risk-Based Capital               11.26%                   11.62%
     Total Risk-Based Capital                12.41%                   12.71%

As of June 30, 2002 and December 31, 2001, the Bank met the criteria that classified it as a well-capitalized financial institution.

Capital guidelines issued by the Federal Reserve Board require the Corporation to maintain certain capital ratios. Regulatory risk-based capital requirements take into account the different risk categories of banking organizations by assigning risk weights to assets and the credit equivalent amounts of off-balance-sheet exposures. In addition, capital is divided into two (2) tiers. For the Corporation, Tier 1 includes the common stockholders' equity and a portion of the mandatory redeemable preferred stock; total risk-based, or supplementary, capital includes not only the equity but also a portion of the allowance for loan losses and a portion of the mandatory redeemable preferred stock.

The Corporation's "Tier 1" leverage and risk-based capital ratios are as follows:

                                                       June 30, 2002      December 31, 2001
                                                       -------------      -----------------
Leverage Capital                                         6.67%                  6.71%
Tier 1 Capital (minimum required 4.00%)                 10.47%                 10.79%
Total Risk-Based Capital (minimum required 8.00%)       12.63%                 13.03%

NOTE F  -  RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2002, the Corporation adopted Statement of Financial Accounting No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The adoption of SFAS 142 did not have a significant effect on the Corporation's consolidated financial statements.

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS No. 145"). The adoption of SFAS No. 145 is not expected to have a material effect on the Corporation's consolidated financial statements.

In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associates with Exit or Disposal Activities" ("SFAS No. 146"). The adoption of SFAS No. 146 is not expected to have a material effect on the Corporation's consolidated financial statements.



NOTE G  -  INTANGIBLE ASSET

The following table shows the Company's acquired intangible asset that continues to be subject to amortization and aggregate amortization expense. The Company has no intangible assets with indefinite useful lives.

(Dollar amounts in thousands

                                      AS OF JUNE 30, 2002
                                      -------------------
                                   GROSS
                                  CARRYING         ACCUMULATED
AMORTIZED INTANGIBLE ASSET         AMOUNT         AMORTIZATION
                                  --------        ------------
Core deposits                     $10,404             $1,909



Amortization expense for the quarter and six months ended June 30, 2002 was $171 and $342 respectively.

Estimated future amortization expense for the succeeding five years is as follows:


For the year ending December 31,
--------------------------------
              2002                                              $   684
              2003                                              $   684
              2004                                              $   684
              2005                                              $   684
              2006                                              $   684

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        SIX MONTHS ENDED JUNE 30, 2002 AND 2001



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

Management believes that Westbank's "Critical Accounting Policies" relate to accounting for Securities and Loans, including revenue recognition.

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

Total consolidated assets amounted to $661,200,000 on June 30, 2002 compared to $628,922,000 on December 31, 2001. As of June 30, 2002, and December 31, 2001,
earning assets amounted to, respectively, $618,754,000 or 94% of total assets, and $586,995,000 or 93% of total assets. Earning assets increased during the first six months of 2002 as a result of an increase in loans and securities. An increase in deposits and an increase in borrowed funds partially offset the impact of the increase in earning assets.


CHANGES IN RESULTS OF OPERATIONS  -

For the quarter ended June 30, 2002, net income totaled $1,838,000 compared to $1,118,000 for the quarter ended June 30, 2001. For the six months ended June 30, 2002, net income was $3,153,000 compared to $2,038,000 for the same period during 2001.

Non-interest income increased by $350,000 during the second quarter of 2002 compared to the second quarter of 2001. During the second quarter of 2002, the Corporation recognized a loss on the sale of mortgages totaling $54,000, while other non-interest income totaled $1,391,000. Included in other non-interest income is $575,000 in life insurance proceeds. The bank expects to receive additional insurance proceeds totaling $225,000 to be reflected in earnings during the third quarter of 2002. Non-interest expense totaled $4,337,000 for the quarter ended June 30, 2002, an increase of $88,000 versus the second quarter of 2001.

An overall increase in interest income reflects an increase in volume and a decline in interest rates on earning assets, while a decrease in interest expense as compared to the second quarter of 2001 reflects an increase in interest-bearing liabilities more than offset by the decrease in rates. Further analysis is provided in sections on net interest revenue and supporting schedules.


ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS  -

An increase of $274,000 has been reflected in the provision for loan losses in the quarter, with $433,000 being provided compared to $159,000 in 2001. Loans written off against the allowance for loan losses after recoveries amounted to net charge-off's of $38,000 for the quarter ended June 30, 2002 versus $21,000 for the same period of 2001.

After giving effect to the actions described above, the allowance for loan losses at June 30, 2002, totaled $4,683,000 or 1.00% of total loans, as compared to $4,179,000 or 0.94% at December 31, 2001.

Non-performing past due loans at June 30, 2002, aggregated $1,719,000 or 0.37% of total loans compared to $1,830,000 or 0.41% at December 31, 2001. The percentage of non-performing and past due loans compared to total assets on those same dates, respectively, amounted to 0.26% and 0.32%.

Other real estate owned decreased during the most recent quarter by $137,000 compared to 2001. As of June 30, 2002, the Corporation had no other real estate owned The percentage of other real estate owned to total assets as of June 30, 2002 and December 31, 2001 amounted to 0% and 0.03% respectively.

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


(Dollar amounts in thousands)

                                           Quarter Ended June 30,  Six Months Ended June 30,
                                              2002        2001        2002        2001
                                             -------     -------     -------     -------
Interest and dividend income                 $10,206     $10,115     $20,649     $20,262
Interest expense                               4,449       4,996       8,993      10,294
                                             -------     -------     -------     -------
Net interest income                            5,757       5,119      11,656       9,968
Tax equivalent adjustment                         51          39          89          84
                                             =======     =======     =======     =======
NET INTEREST INCOME (TAXABLE EQUIVALENT)     $ 5,808     $ 5,158     $11,745     $10,052
                                             =======     =======     =======     =======

INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS

(Dollar amounts in thousands)

                                         Quarter Ended June 30,               Six Months Ended June 30,
                                        2002               2001                2002                2001
                                        ----               ----                ----                ----
                                  Average           Average             Average             Average
                                  Balance  Rate     Balance     Rate    Balance     Rate    Balance     Rate

Earning Assets                   $609,753  6.72%    $540,148    7.52%   $607,521    6.82%   $533,938    7.62%
                                 --------  ----     --------    ----    --------    ----    --------    ----
Interest-bearing liabilities     532,410   3.35       469,932   4.25     534,671    3.36     465,554    4.42
                                 --------  ----     --------    ----    --------    ----    --------    ----
Interest rate spread                       3.37                 3.27                3.46                3.20
                                 --------  ----     --------    ----    --------    ----    --------    ----
Interest-free resources used
     to fund earning assets       77,343             70,216               72,850              68,384
                                 ========  ====     ========    ====    ========    ====    ========    ====
Total Sources of Funds          $609,753            $540,148            $607,521            $533,938
NET YIELD ON EARNING ASSETS                3.81%                3.82%               3.87%               3.77%
                                 ========  ====     ========    ====    ========    ====    ========    ====

CHANGES IN NET INTEREST INCOME

(Dollar amounts in thousands)


                                    QUARTER ENDED JUNE 30, 2002
                                                 OVER
                                    QUARTER ENDED JUNE 30, 2001
                                    ---------------------------
                                            CHANGE DUE TO
                                   VOLUME       RATE         TOTAL
                                   ------       ----         -----
Interest Income:
     Loans                         $   470     $  (919)     $  (449)
     Securities                        650        (109)         541
     Federal Funds                      18          (7)          11
                                   -------     -------      -------
Total Interest Earned                1,138      (1,035)         103
                                   -------     -------      -------
Interest Expense:
     Interest-bearing deposits         471      (1,086)        (615)
     Other borrowed funds              149         (81)          68
                                   -------     -------      -------
Total Interest Expense                 620      (1,167)        (547)
                                   -------     -------      -------
NET INTEREST INCOME                $   518     $   132      $   650
                                   =======     =======      =======

Net interest earned on a taxable equivalent basis increased to $5,808,000 in the second quarter of 2002, up $650,000 as compared with the quarter ended June 30, 2001.

An increase in average earning assets of $69,605,000 or 13% and an 80 basis point decrease in average rate of return resulted in an increase in volume of $1,138,000 and a decrease in rate of $1,035,000. An increase in average interest-bearing liabilities of $62,478,000 or 13.30% and a 90 basis point decrease in average rate of interest paid contributed to an increase in volume of $620,000 and a decrease in rate of $1,167,000.


                                   SIX MONTHS ENDED JUNE 30, 2002
                                                OVER
                                   SIX MONTHS ENDED JUNE 30, 2001
                                   ------------------------------
                                            CHANGE DUE TO
                                   VOLUME       RATE         TOTAL
                                   ------       ----         -----
Interest Income:
     Loans                         $   873     $(1,768)     $  (895)
     Securities                      1,637        (312)       1,325
     Federal Funds                       2         (40)         (38)
                                   -------     -------      -------
Total Interest Earned                2,512      (2,120)         392
                                   -------     -------      -------

Interest Expense:
     Interest-bearing deposits         709      (2,402)      (1,693)
     Other borrowed funds              788        (396)         392
                                   -------     -------      -------
Total Interest Expense               1,497      (2,798)      (1,301)
                                   -------     -------      -------
NET INTEREST INCOME                $ 1,015     $   678      $ 1,693
                                   =======     =======      =======

Net interest earned on a taxable equivalent basis increased to $11,745,000 through June 30, 2002, up $1,693,000 versus the same period of 2001.

An increase in average earning assets of $73,583,000 or 14% and an 80 basis point decrease in average rate of return resulted in an increase in volume of $2,512,000 and a decrease in rate of $2,120,000. An increase in average interest-bearing liabilities of $69,117,000 or 14.85% and a 106 basis point decrease in average rate of interest paid contributed to an increase in volume of $1,497,000 and a decrease in rate of $2,798,000.

                                                              OPERATING EXPENSES

The components of total operating expenses for the periods and their percentage of gross income are as follows:

(Dollar amounts in thousands)

                                           Quarter Ended June 30,                   Six Months Ended June 30,
                                          2002                 2001                 2002                2002
                                          ----                 ----                 ----                ----
                                     Amount   Percent     Amount   Percent     Amount  Percent    Amount   Percent
                                     ------   -------     ------   -------     ------  -------    ------   -------
Salaries and benefits                $2,277   19.73%      $2,122    19.11%     $4,521  19.90%      $4,165   18.92%
Other non-interest expense            1,664   14.42        1,762    15.87       3,407  15.00        3,321   15.09
Occupancy - net                         396    3.43          365     3.29         770   3.39          754    3.43
                                     ------   -----       ------    -----      ------  -----       ------   -----
TOTAL OPERATING EXPENSES             $4,337   37.58%      $4,249    38.27%     $8,698  38.29%      $8,240   37.44%
                                     ======   =====       ======    =====      ======  =====       ======   =====

For the six-month period ended June 30, 2002, operating expenses increased by approximately $458,000 versus the 2001 period. Salaries and benefits increased by $356,000, while other non-interest expense increased by $86,000 and occupancy increased by $16,000. The increase is a direct result of the overall increased volume and growth of the Corporation.



INCOME TAXES

The effective tax rates for the Corporation for the quarter and six-months ended June 30, 2002 were 21% and 27% respectively. This compares to an effective rate of 34% for the quarter and year-to-date period ended June 30, 2001. The primary reason for the change in the effective tax rate during 2002 was the recognition of life insurance proceeds totaling $575,000 recorded during the second quarter of 2002, which were non-taxable to the Corporation.


INTEREST RATE SENSITIVITY

The following table sets forth the distribution of the repricing of the Corporation's earning assets and interest-bearing liabilities as of June 30, 2002:

(Dollar amounts in thousands)

                                      Three          Over Three        Over One
                                     Months           Months to         Year to          Over Five
                                     or Less          One Year        Five Years           Years            Total
                                   ---------         ---------         ---------         --------         ---------
Earning Assets                      $101,122           $64,225          $153,854         $299,553          $618,754
Interest-Bearing
     Liabilities                     144,567           135,534           242,164           17,258           539,523
                                    --------          =-------          --------         --------          --------
Interest Rate
     Sensitivity Gap                $(43,445)         $(71,309)         $(88,310)        $282,295          $ 79,231
                                    ========          ========          ========         ========          ========

Cumulative Interest
     Rate Sensitivity Gap           $(43,445)        $(114,754)        $(203,064)       $  79,231

Interest Rate
     Sensitivity Gap Ratio             (7.02)%          (11.52)%          (14.27)%          45.62%            12.81%

Cumulative Interest
     Rate Sensitivity Gap Ratio        (7.02)           (18.54)           (32.81)           12.81

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



PROVISION AND ALLOWANCE FOR LOAN LOSSES
(Dollar amounts in thousands)


                                                            Quarter Ended June 30,   Six Months Ended June 30,
                                                               2002         2001         2002         2001
                                                             -------      -------      -------      -------
Balance at beginning of period                               $ 4,288      $ 3,936      $ 4,179      $ 3,670
Provision for loan losses                                        433          159          733          386
                                                             -------      -------      -------      -------
                                                               4,721        4,095        4,912        4,056
                                                             -------      -------      -------      -------
Less charge-offs:
     Loans secured by real estate                                 20            7          124            7
     Commercial and industrial loans                               4            0           36            0
     Consumer loans                                               43           32          142           59
                                                             -------      -------      -------      -------
                                                                  67           39          302           66
                                                             -------      -------      -------      -------
Add-recoveries:
     Loans secured by real estate                                 15            2           16           59
     Commercial and industrial loans                               8           12           28           18
     Consumer loans                                                6            4           29            7
                                                             -------      -------      -------      -------
                                                                  29           18           73           84
                                                             -------      -------      -------      -------
Net charge-offs (recoveries)                                      38           21          229          (18)
                                                             -------      -------      -------      -------
BALANCE AT END OF PERIOD                                     $ 4,683      $ 4,074      $ 4,683      $ 4,074
                                                             =======      =======      =======      =======
Net charge-offs (recoveries) to:
     Average loans                                               .01%         .01%         .05%         .00%
     Loans at end of period                                      .01%         .01%         .05%         .00%
     Allowance for loan losses at January 1                      .89%         .53%        5.50%        (.49%)
Allowance for loan losses at June 30 as a percentage of:
         Average loans                                          1.02%         .93%        1.02%         .94%
         Loans at end of period                                 1.00%         .93%        1.00%         .93%

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

NON-ACCRUAL, PAST DUE AND NON-PERFORMING LOANS

(Dollar amounts in thousands)



                                        6-30-02     3-31-02     12-31-01    09-30-01    06-30-01
                                        -------     -------     --------    --------    --------

Non-accrual loans                        $1,412      $1,160      $1,040      $1,570      $1,926
                                         ------      ------      ------      ------      ------

Loans contractually past
     due 90 days or more
     still accruing                         307         195         790          98         165
                                         ------      ------      ------      ------      ------

Total non-accrual, past due
     and restructured loans               1,719       1,355       1,830       1,668       2,091
                                         ------      ------      ------      ------      ------

Non-accrual, past due and
     restructured loans as a
     percentage of total loans             0.37%       0.30%       0.41%       0.37%       0.48%
                                         ------      ------      ------      ------      ------

Allowance for loan losses as a
     percentage of non-accrual, past
     due and restructured loans          272.43%     316.46%     228.36%     245.20%     198.84%
                                         ======      ======      ======      ======      ======

Other real estate owned - net                           130         204         117        137
                                           ---          ---         ---         ---        ---

Total non-performing assets              $1,719      $1,485      $2,034      $1,785     $2,228

Non-performing assets as a
     percentage of total assets            0.26%       0.23%       0.32%       0.29%      0.37%
                                           ----        ----        ----        ----       ----

QUARTER-TO-DATE AVERAGE BALANCES
INTEREST EARNED - INTEREST EXPENSE



(Dollar amounts in thousands)


                                                                            Quarter ended June 30,
                                                                  2002                                   2001
                                                                  ----                                   ----
                                               Balance        Interest(1)     Rate       Balance      Interest(1)    Rate
                                               -------        -----------     ----       -------      -----------    ----
Federal funds sold and
     temporary investments                    $   3,794       $      29       3.06%     $   1,553     $      18     4.64%
Securities                                      144,680           2,206       6.10        102,457         1,665     6.50
Loans                                           461,279           8,022       6.96        436,138         8,471     7.77
                                              ---------       ---------       ----      ---------     ---------     ----
Total earning assets                            609,753       $  10,257       6.72%     $ 540,148     $  10,154     7.52%
                                              ---------       ---------       ----      ---------     ---------     ----
Loan loss allowance                              (4,405)                                   (4,068)
All other assets                                 44,583                                    37,264
                                              ---------       ---------       ----      ---------     ---------     ----
TOTAL ASSETS                                    $649,931                                $ 573,344
                                              =========       =========       ====      =========     =========     ====
LIABILITIES AND EQUITY

Interest bearing deposits                     $ 451,420       $   3,460       3.07%     $ 400,796     $   4,075     4.07%
Borrowed funds                                   80,990             989       4.89         69,136           921     5.33
                                              ---------       ---------       ----      ---------     ---------     ----
Total interest bearing
     liabilities                                532,410           4,449       3.35        469,932         4,996     4.25
                                              ---------       ---------       ----      ---------     ---------     ----
Interest rate spread                                                          3.35%                                 3.27%
Demand deposits                                  72,708                                    63,426
Other liabilities                                 5,265                                     3,722
Shareholders' equity                             39,548                                    36,264
                                              ---------       ---------       ----      ---------     ---------     ----
TOTAL LIABILITIES
     AND EQUITY                               $ 649,931                                 $ 573,344
                                              =========       =========       ====      =========     =========     ====
Net Interest Income(tax equivalent basis)                     $   5,808                               $   5,158
Interest Earned/Earning Assets                                                6.72%                                 7.52%
Interest Expense/Earning Assets                                               2.91                                  3.70
                                              ---------       ---------       ----      ---------     ---------     ----
Net Yield on Earning Assets                                                   3.81%                                 3.82%
Deduct tax equivalent adjustment                                     51                                      39
                                              ---------       ---------       ----      ---------     ---------     ----
NET INTEREST INCOME                                           $   5,757                               $   5,119
                                              =========       =========       ====      =========     =========     ====

(1)  Amounts shown are adjusted to a "tax equivalent" basis.

YEAR-TO-DATE AVERAGE BALANCES
INTEREST EARNED - INTEREST EXPENSE



(Dollar amounts in thousands)

                                                                      Six months ended June 30,
                                                           2002                                         2001
                                                           ----                                         ----
                                              Balance  Interest(1)        Rate            Balance   Interest(1)      Rate
                                              -------  -----------        ----            -------   -----------      ----
Federal funds sold and
     temporary investments                   $  2,714    $    32         2.36%           $  2,631     $    70        5.32%
Securities                                    148,080      4,581         6.19              97,595       3,256        6.67
Loans                                         456,727     16,125         7.06             433,712      17,020        7.85
                                             --------    -------         ----            --------     -------        ----
Total earning assets                          607,521    $20,738         6.82%            533,938     $20,346        7.62%
                                             --------    -------         ----            --------     -------        ----
Loan loss allowance                            (4,305)                                     (3,935)
All other assets                               45,256                                      37,214
                                             --------    -------         ----            --------     -------        ----
TOTAL ASSETS                                 $648,471                                    $567,217
                                             ========    =======         ====            ========     =======        ====
LIABILITIES AND EQUITY

Interest bearing deposits                    $444,016     $6,986         3.15%           $408,069     $ 8,679        4.25%
Borrowed funds                                 90,655      2,007         4.43              57,485       1,615        5.62
                                             --------    -------         ----            --------     -------        ----
Total interest bearing
     liabilities                              534,671     $8,993         3.36             465,554     $10,294        4.42
                                             --------    -------         ----            --------     -------        ----
Interest rate spread                                                     3.45%                                       3.20%
Demand deposits                                69,183                                      61,933
Other liabilities                               5,421                                       3,887
Shareholders' equity                           39,196                                      35,843
                                             --------    -------         ----            --------     -------        ----
TOTAL LIABILITIES
     AND EQUITY                              $648,471                                    $567,217
                                             ========    =======         ====            ========     =======        ====
Net Interest Income(tax equivalent basis)                $11,745                                      $10,052
Interest Earned/Earning Assets                                           6.82%                                       7.62%
Interest Expense/Earning Assets                                          2.95                                        3.85
                                             --------    -------         ----            --------     -------        ----
Net Yield on Earning Assets                                              3.87%                                       3.77%
Deduct tax equivalent adjustment                              89                                           84
                                             --------    -------         ----            --------     -------        ----
NET INTEREST INCOME                                      $11,656                                      $ 9,968
                                             ========    =======         ====            ========     =======        ====

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

In accordance with Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Chief Executive Officer and Chief Financial Officer of Westbank Corporation, hereby certify that this Quarterly Report of Westbank Corporation on Form 10-Q for the period ending June 30, 2002 fully complies with the requirements of Sections 13(a) of the Securities and Exchange Act of 1934, and that the information contained in this periodic report fairly presents, in all material respects, the financial conditions and results and operations of Westbank Corporation.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.







                                      WESTBANK CORPORATION





Date: August 7, 2002                                   /s/
      --------------                  ------------------------------------------
                                         Donald R. Chase
                                         President and Chief Executive Officer





Date: August 7, 2002                                    /s/
      --------------                  ------------------------------------------
                                         John M. Lilly
                                         Treasurer and Chief Financial Officer