Form 10-Q
period 2002-09-30
WESTBANK CORP
filed 2002-11-13
CIK 742070

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

                For the quarterly period ended SEPTEMBER 30, 2002

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

Common stock, par value $2.00 per share: 4,155,569 shares outstanding as of October 31, 2002

                      WESTBANK CORPORATION AND SUBSIDIARIES

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                        Page
                                                                        ----
ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets                            3

         Condensed Consolidated Statements of Income                      4

         Condensed Consolidated Statements of Stockholders' Equity        5

         Condensed Consolidated Statements of Comprehensive Income        5

         Condensed Consolidated Statements of Cash Flows                  6

         Notes to Condensed Consolidated Financial Statements             7-10

ITEM 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 11-20

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk      21

ITEM 4.  Controls and Procedures                                         21


                     PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                               21

ITEM 2.  Changes in Rights of Securities Holders                         21

ITEM 3.  Defaults by Company on its Senior Securities                    21

ITEM 4.  Submission of Matters to a Vote of Security Holders             21

ITEM 5.  Other Events                                                    21

ITEM 6.  Exhibits and Reports on Form 8-K                                21

Signatures                                                               22

Section 302 Certifications                                               23-24

ITEM 1. FINANCIAL STATEMENTS

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(Dollar amounts in thousands, except per share data)            September 30, 2002   December 31, 2001
------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks:
    Non-interest bearing                                             $  21,679           $  16,800
    Interest bearing                                                       314                 332
Federal funds sold                                                      46,085                 319
------------------------------------------------------------------------------------------------------
Total cash and cash equivalents                                         68,078              17,451
------------------------------------------------------------------------------------------------------
Securities available for sale                                          134,948             141,685
Securities held to maturity                                                485                 757
    (estimated fair value of $505 in 2002 and $779 in 2001)
------------------------------------------------------------------------------------------------------
Total securities                                                       135,433             142,442
------------------------------------------------------------------------------------------------------
Loans                                                                  471,246             443,902
Allowance for loan losses                                                4,932               4,179
------------------------------------------------------------------------------------------------------
Net loans                                                              466,314             439,723
------------------------------------------------------------------------------------------------------
Premises and equipment - net                                             6,018               6,516
Other real estate owned                                                      0                 204
Accrued interest receivable                                              2,970               3,285
Goodwill                                                                 8,837               8,837
Other assets                                                            10,775              10,464
------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                         $ 698,425           $ 628,922
======================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Non-interest bearing                                             $  82,253           $  70,960
    Interest bearing                                                   493,294             438,889
------------------------------------------------------------------------------------------------------
Total deposits                                                         575,547             509,849
Borrowed funds                                                          58,943              57,666
Accrued interest payable                                                   696                 659
Other liabilities                                                        4,500               4,732
------------------------------------------------------------------------------------------------------
Total liabilities                                                      639,686             572,906
------------------------------------------------------------------------------------------------------
Mandatory redeemable preferred stock                                    17,000              17,000
------------------------------------------------------------------------------------------------------
Stockholders' Equity:
Common stock          - $2.00 par value
    Authorized        - 9,000,000 shares
    Issued            - 4,315,795 shares in 2002 and 2001                8,632               8,632
Additional paid in capital                                              11,690              11,782
Retained earnings                                                       21,086              17,787
Treasury stock                                                          (2,192)               (431)
Accumulated other comprehensive income, net of tax                       2,523               1,246
------------------------------------------------------------------------------------------------------
Total stockholders' equity                                              41,739              39,016
------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 698,425           $ 628,922
======================================================================================================

     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                               Quarter Ended                 Nine Months Ended
(Unaudited)                                                    September 30,                   September 30,
(Dollar amounts in thousands, except per share data)        2002           2001          2002(1)             2001
---------------------------------------------------------------------------------------------------------------------
Income:
    Interest and fees on loans                           $    7,952     $    8,459     $   24,009         $   25,402
    Interest and dividend income on securities                1,932          2,061          6,492              5,310
    Interest on federal funds sold                              153             20            185                 90
---------------------------------------------------------------------------------------------------------------------
Total interest and dividend income                           10,037         10,540         30,686             30,802
Interest expense                                              4,642          5,349         13,635             15,643
---------------------------------------------------------------------------------------------------------------------
Net interest income                                           5,395          5,191         17,051             15,159
Provision for loan losses                                       400            279          1,133                665
---------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses           4,995          4,912         15,918             14,494
---------------------------------------------------------------------------------------------------------------------
Non-interest income:
    Gain/(Loss) on securities available for sale                 59              5           (218)                36
    Gain on sale of mortgages                                    45                           118                243
    Other non-interest income                                   862            904          3,136              2,377
---------------------------------------------------------------------------------------------------------------------
Total non-interest income                                       966            909          3,036              2,656
---------------------------------------------------------------------------------------------------------------------
Non-interest expenses:
    Salaries and benefits                                     2,220          2,162          6,741              6,327
    Other non-interest expense                                1,380          1,911          4,445              5,232
    Occupancy - net                                             356            356          1,126              1,110
---------------------------------------------------------------------------------------------------------------------
Total non-interest expense                                    3,956          4,429         12,312             12,669
---------------------------------------------------------------------------------------------------------------------
Income before income taxes                                    2,005          1,392          6,642              4,481
Income taxes                                                    671            452          1,950              1,503
---------------------------------------------------------------------------------------------------------------------
Net Income                                               $    1,334     $      940     $    4,692         $    2,978
=====================================================================================================================
Earnings per share
         - Basic                                         $     0.32     $     0.22     $     1.11         $     0.70
         - Diluted                                       $     0.31     $     0.22     $     1.09         $     0.69
Weighted average shares outstanding
         - Basic                                          4,161,319      4,262,573      4,210,219          4,249,328
         - Dilutive option shares                           121,425         72,218         99,425             71,921
---------------------------------------------------------------------------------------------------------------------
         - Diluted                                        4,282,744      4,334,791      4,309,644          4,321,249
=====================================================================================================================

(1) Net income for the nine months ended September 30, 2002 includes the adoption of SFAS No. 147 ("Acquisition of Certain Financial Institutions"). In accordance with SFAS No. 147, the Corporation's statement of income for the nine-month period ended September 30, 2002 has been restated to remove the amortization expense that was recorded during the first two quarters of 2002.

     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 2001 AND NINE MONTHS ENDED SEPTEMBER 30, 2002
(Unaudited)
(Dollar amounts in thousands, except per share data)

                                                                                                           ACCUMULATED
                                                COMMON STOCK                                                  OTHER
                                            --------------------     ADDITIONAL                           COMPREHENSIVE
                                              NUMBER       PAR         PAID IN    RETAINED     TREASURY      INCOME/
                                            OF SHARES     VALUE        CAPITAL    EARNINGS       STOCK        (LOSS)       TOTAL
----------------------------------------------------------------------------------------------------------------------------------
BALANCE - JANUARY 1, 2001                   4,222,520    $ 8,567       $11,608     $15,408     $  (526)      $  (197)     $34,860
==================================================================================================================================
Net income                                                                           4,073                                  4,073
Cash dividend declared
  ($.40 per share)                                                                  (1,694)                                (1,694)
Shares issued:
  Stock option plan                             4,400          9             9                                                 18
  Dividend reinvestment and
       stock purchase plan                     27,676         56           209                                                265
Shares issued from treasury stock:
  Stock option plan                             1,500                       (6)                      8                          2
  Dividend reinvestment and
       stock purchase plan                     33,287                      (38)                    302                        264
  Changes in unrealized gain (loss)
       on securities available for sale                                                                        1,443        1,443
Repurchase of common stock                    (23,000)                                            (215)                      (215)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2001                 4,266,383    $ 8,632       $11,782     $17,787     $  (431)      $ 1,246      $39,016
==================================================================================================================================
Net income                                                                           4,692                                  4,692
Cash dividend declared
  ($.11 per share)                                                                  (1,393)                                (1,393)
Shares issued from treasury stock:
  Stock option plan                            47,064                     (194)                    464                        270
  Dividend reinvestment and
       stock purchase plan                     30,398                      102                     270                        372
Changes in unrealized gain on
  securities available for sale                                                                                1,277        1,277
Repurchase of common stock                   (193,700)                                          (2,495)                    (2,495)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE - SEPTEMBER 30, 2002                4,150,145    $ 8,632       $11,690     $21,086     $(2,192)      $ 2,523      $41,739
==================================================================================================================================

     See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollar amounts in thousands)

                                                 Quarter Ended September 30,    Nine Months Ended September 30,
                                                     2002           2001              2002          2001
---------------------------------------------------------------------------------------------------------------
Net Income                                         $ 1,334        $   940           $ 4,692       $ 2,978
---------------------------------------------------------------------------------------------------------------
Other comprehensive income:
   Change in unrealized gain/(loss) on
   securities available for sale, net of
   income taxes (benefits) of $366 and
   $906 for the quarter and $557 and $994
   for the nine-month periods ended
   September 30, 2002 and 2001, respectively           744          1,758             1,131         1,926
   Reclassification adjustment for gains
   included in net income, net of income tax
   (benefit) of $20 and $1 for the quarter
   and net income tax (benefit) of $(72) and
   $(12) for the nine-month periods ended
   September 30, 2002 and 2001, respectively           (39)            (4)              146           (24)
---------------------------------------------------------------------------------------------------------------
Other comprehensive income                             705          1,754             1,277         1,902
---------------------------------------------------------------------------------------------------------------
Comprehensive Income                               $ 2,039        $ 2,694           $ 5,969       $ 4,880
===============================================================================================================

     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollar amounts in thousands)

                                                                       Nine Months Ended September 30,
                                                                           2002              2001
------------------------------------------------------------------------------------------------------
Operating activities:
Net income                                                               $  4,692          $  2,978
    Adjustments to reconcile net income to net
        cash provided by (used in) operating activities:
            Provision for loan losses                                       1,133               665
            Provision for other real estate owned                              11                25
            Investment accretion income                                       (31)
            Depreciation and amortization                                     570               674
            Intangible amortization                                                             513
            Realized loss/(gain) on sale of securities                        218               (36)
            Gain on sale of other real estate owned                           (45)              (43)
            Gain on sale of mortgages                                        (118)             (243)
            Decrease in accrued interest receivable                           315               154
            Increase in other assets                                         (311)           (7,577)
            Increase in accrued interest payable                               37               432
            (Decrease)/Increase in other liabilities                         (232)              940
------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                         6,239            (1,518)
------------------------------------------------------------------------------------------------------
Investing activities:
    Investments and mortgage-backed securities:
        Held to maturity:
            Proceeds from maturities and principal payments                   272             9,231
        Available for sale:
            Purchases                                                     (51,166)          (93,835)
            Proceeds from sales                                            21,260             7,863
            Proceeds from maturities and principal payments                61,202            49,665
Purchases of premises and equipment                                            72               (47)
Net increase in loans                                                     (51,293)          (20,886)
Proceeds from sale of other real estate owned                                 312               450
------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                     (19,341)          (47,559)
------------------------------------------------------------------------------------------------------
Financing activities:
    Net increase in borrowed funds                                          1,277            27,064
    Net increase in deposits                                               65,698            17,899
    Treasury stock purchased/(issued), net                                 (1,853)              240
    Dividends paid                                                         (1,393)           (1,266)
------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                  63,729            43,937
------------------------------------------------------------------------------------------------------
Increase/(Decrease) in cash and cash equivalents                           50,627            (5,140)
Cash and cash equivalents at beginning of period                           17,451            23,519
------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                               $ 68,078          $ 18,379
======================================================================================================
Cash paid during the period:
    Interest on deposits and other borrowings                            $ 13,598          $ 15,211
    Income taxes                                                            3,585               350
Supplemental disclosure of cash flow information:
    Transfers of loans to other real estate owned                              74               153
    Loans to facilitate the sale of other real estate owned                                      57
    Securitization of loans into mortgage-backed securities                23,495
    Unrealized gain on securities available for sale, net of taxes          1,277             1,902

     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES (UNAUDITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001



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

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") imposes significant regulatory restrictions and requirements on banking institutions insured by the FDIC and their holding companies. FDICIA established capital categories into which financial institutions are placed based on capital level. Each capital category establishes different degrees of regulatory restrictions that can apply to a financial institution. As of September 30, 2002, Westbank's capital was at a level that placed the Bank in the "well capitalized" category as defined by FDICIA.

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

NOTE C - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for the quarter and nine months ended September 30, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles"). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission for interim reports. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts. Actual results could differ significantly from these estimates.

For further information, please refer to the Consolidated Financial Statements and footnotes thereto included in the Westbank Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE D - COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, there are outstanding commitments and contingent liabilities, such as standby letters of credit and commitments to extend credit. As of September 30, 2002, standby letters of credit amounted to $152,000, loan commitments were $45,971,000 and unused balances available on home equity lines of credit were $19,148,000.

Trust Assets - Property with a book value of $152,983,000 at September 30, 2002 held for customers in a fiduciary or agency capacity is not included in the accompanying balance sheet since such items are not assets of the Bank.

The Massachusetts Department of Revenue ("DOR") has sent notices of intent to assess taxes to several banks in the Commonwealth of Massachusetts. The notices relate to DOR's intent to disallow the dividend-received deduction between a bank and its subsidiary operating as a real estate investment trust ("REIT").

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

In the event that the dividend-received deduction from its REIT subsidiary is disallowed, the Corporation would be required to record additional taxes of approximately $641,000 for the years 2000, 2001 and 2002, exclusive of any interest charge.

NOTE E - STOCKHOLDERS' EQUITY

The FDIC imposes leverage capital ratio requirements for state non-member banks of 4%. In addition, the FDIC has established risk-based capital requirements for insured institutions for Tier 1 risk-based capital of 4.00% and total risk-based capital of 8.0%.

The capital ratios of the Bank were as follows:

                                           September 30, 2002   December 31, 2001
                                           ------------------   -----------------
    Leverage Capital Ratio                        6.80%               7.56%
    Tier 1 Risk-Based Capital                    10.97%              11.62%
    Total Risk-Based Capital                     12.16%              12.71%

As of September 30, 2002, the Bank met the criteria for a well-capitalized financial institution.

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

The Corporation's "Tier 1" leverage and risk-based capital ratios are as follows:

                                                    September 30, 2002   December 31, 2001
                                                    ------------------   -----------------
Leverage Capital Ratio (minimum required 4.00%)            6.44%                6.71%
Tier 1 Capital (minimum required 4.00%)                   10.29%               10.79%
Total Risk-Based Capital (minimum required 8.00%)         12.41%               13.03%

NOTE F - RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). The adoption of SFAS No. 145 is not expected to have a material effect on the Corporation's consolidated financial statements.

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). The adoption of SFAS No. 146 is not expected to have a material effect on the Corporation's consolidated financial statements.

Effective January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142"). Initially, the adoption of SFAS No. 141 and SFAS No. 142 did not have an effect on the Corporation's consolidated financial statements. In October 2002, the FASB issued SFAS No. 147, "Acquisition of Certain Financial Institutions" ("SFAS No. 147"). SFAS No. 147 removes acquisitions of financial institutions from the scope of SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" and FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or Similar Association is Acquired in a Business Combination Accounted for by the Purchase Method" and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, SFAS No. 147 amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", to include in its scope long-term customer relationship intangible assets of financial institutions. SFAS No. 147 is effective for periods beginning after October 1, 2002, with early adoption permitted. The Corporation elected to adopt SFAS No. 147 early, as of September 30, 2002. Upon adoption of SFAS No. 147, the Corporation reclassified its unidentifiable intangible asset to goodwill and ceased amortization, retroactive to January 1, 2002. In accordance with SFAS No. 147, the Corporation's statement of income for the nine-month period ended September 30, 2002 has been restated to remove the amortization expense of $342,000 ($205,000 net of taxes) that was recorded during the first two quarters of 2002. The effect on earnings per share and diluted earnings per share is $0.05 and $0.04 for the nine months ended September 30, 2002. Additionally, the Corporation was required to perform a transitional impairment test in accordance with the provisions of SFAS No. 142. As a result of this testing, no impairment charges were recorded. See Note G.

NOTE G - GOODWILL

Effective January 1, 2002, the Corporation adopted SFAS No. 142 and, effective September 30, 2002, the Corporation adopted SFAS No. 147. In accordance with these statements, the Corporation has ceased amortization of goodwill and has performed a transitional goodwill impairment test. As a result of the transitional impairment test, management has determined that no impairment existed as of January 1, 2002, the date of adoption of SFAS No. 142.

The following table shows net income and earnings per share for the three and nine months ended September 30, 2002 and 2001, as if the Corporation had been accounting for goodwill under SFAS No. 142 and SFAS No. 147 for all periods presented.

                                             Quarter Ended           Nine Months Ended
                                             September 30,             September 30,
                                           2002         2001         2002         2001
----------------------------------------------------------------------------------------
Net Income:
Reported net income                       $1,334       $  940       $4,692       $2,978
Goodwill amortization, net of tax                         113                       339
----------------------------------------------------------------------------------------
Adjusted net income                       $1,334       $1,053       $4,692       $3,317
========================================================================================

Basic Earnings per Share:
Reported earnings per share               $ 0.32       $ 0.22       $ 1.11       $ 0.70
Goodwill amortization, net of tax                        0.03                      0.08
----------------------------------------------------------------------------------------
Adjusted basic earnings per share         $ 0.32       $ 0.25       $ 1.11       $ 0.78
========================================================================================

Diluted Earnings per Share:
Reported earnings per share               $ 0.31       $ 0.22       $ 1.09       $ 0.69
Goodwill amortization, net of tax                        0.02                      0.08
----------------------------------------------------------------------------------------
Adjusted diluted earnings per share       $ 0.31       $ 0.24       $ 1.09       $ 0.77
========================================================================================

In accordance with SFAS No. 147, net income and earnings per share for the first and second quarters of 2002 have been restated to remove amortization expense. Restated net income and diluted earnings per share for the three-month period ended March 31, 2002 were $1,418,000 and $0.33, respectively, and net income and diluted earnings per share for the three- and six-month periods ended June 30, 2002 was $1,940,000 and $0.46, and $3,358,000, and $0.45, respectively.

The carrying amount of goodwill as of September 30, 2002 and December 31, 2001 was $8,837,000. There were no other intangible assets at September 30, 2002 or December 31, 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


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

Securities

Securities that management has the positive intent and ability to hold until maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Those securities that have been identified as assets for which there is not a positive intent to hold to maturity, including all marketable equity securities, are classified as available for sale with unrealized gains (losses), net of income taxes, reported as a separate component of stockholders' equity. The Corporation determines if securities will be classified as held-to-maturity or available-for-sale at the time of purchase. In addition, any mortgage-backed securities created out of the Corporation's own inventory of residential real estate loans are also considered available for sale. Gains and losses on sales of available-for-sale securities are recognized in non-interest income at the time of sale on a specific identification basis. Securities that have experienced an other-than-temporary decline in value are written down to estimated fair value, establishing a new cost basis with the amount of the write-down expensed as a realized loss. The Corporation does not engage in trading activities.

Loans

Loans have been reduced by deferred loan fees and the allowance for loan losses.

Interest income on loans is recorded on an accrual basis. Loan origination fees, net of certain direct loan origination costs, are deferred and recognized as income over the life of the related loan as an adjustment to the loan's yield. Non-accrual loans are loans on which the accrual of interest ceases when the collection of principal or interest payments is determined to be doubtful by management. It is the general policy of the Corporation to discontinue the accrual of interest when principal or interest payments are delinquent ninety
(90) days, unless the loan principal and interest are determined by management to be fully collectible. Any unpaid amounts previously accrued on these loans are reversed from income. Interest received on a loan in non-accrual status is applied to reduce principal or, if management determines that the principal is collectible, applied to interest on a cash basis. A loan is returned to accrual status after the borrower has brought the loan current and has demonstrated compliance with the loan terms for a sufficient period, and management's doubts concerning collectibility have been removed.

The Corporation measures impairment of loans in accordance with SFAS No. 114, "Accounting for Impairment of a Loan", as Amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" (collectively, SFAS No. 114). A loan is recognized as impaired when it is probable that either principal or interest are not collectible in accordance with the terms of the loan agreement. Measurement of impairment for commercial loans is generally based on the present value of expected future cash flows discounted at the loan's effective interest rate. Commercial real estate loans are generally measured based on the fair value of the underlying collateral. If the estimated fair value of the impaired loan is less than the related recorded amount, a specific valuation allowance is established or a write-down is charged against the allowance for loan losses. Smaller balance homogenous loans, including residential real estate and consumer loans, are excluded from the provisions of SFAS No. 114. Generally, income is recorded only on a cash basis for impaired loans.

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

Changes in Financial Condition

Total consolidated assets amounted to $698,425,000 on September 30, 2002, compared to $628,922,000 on December 31, 2001. As of September 30, 2002 and December 31, 2001, earning assets amounted to, respectively, $653,078,000 or 94% of total assets and $586,995,000 or 93% of total assets. Earning assets increased during the first nine months of 2002 as a result of an increase in loans and federal funds sold. Deposits and borrowings with the Federal Home Loan Bank funded the growth in assets.

Changes in Results of Operations

For the quarter ended September 30, 2002, net income totaled $1,334,000, compared to $940,000 for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, net income was $4,692,000, compared to $2,978,000 for the same period during 2001.

Non-interest income increased by $57,000 during the third quarter of 2002 compared to the third quarter of 2001. During the third quarter of 2002, the Corporation recognized a gain on the sale of securities available for sale of $59,000 and a gain on the sale of mortgages totaling $45,000, while other non-interest income totaled $862,000. Included in other non-interest income are $225,000 in life insurance proceeds and $151,000 in write-downs of the Bank's mortgage servicing assets. Non-interest expense totaled $3,956,000 for the quarter ended September 30, 2002, a decrease of $473,000 versus the quarter ended September 30, 2001, which included $270,000 of expenses related to the merger of the Corporation's banking subsidiaries and $171,000 of goodwill amortization.

An overall decrease in both interest income and interest expense reflects the decrease in interest rates on earning assets and the decrease in rates on interest-bearing liabilities, coupled with an increase in volume of earning assets and interest-bearing liabilities for the quarter ended September 30, 2002. Further analysis is provided in sections on "Net Interest Income", "Interest Rate Spread and Net Yield on Earning Assets", and "Changes in Net Interest Income."

Allowance for Loan Losses and Non-Performing Assets

The Corporation's provision for loan losses in the current quarter was $400,000, compared to $279,000 for the same period in 2001. Loans written off against the allowance for loan losses after recoveries amounted to $151,000 for the quarter ended September 30, 2002.

After giving effect to the actions described above, the allowance for loan losses at September 30, 2002 totaled $4,932,000 or 1.05% of total loans, as compared to $4,179,000 or 0.94% at December 31, 2001.

Non-performing and past due loans at September 30, 2002 aggregated $3,271,000 or 0.69% of total loans, compared to $1,830,000 or 0.41% at December 31, 2001. The percentage of non-performing and past due loans compared to total assets on those same dates, respectively, amounted to 0.47% and 0.32%. The increase in non-performing loans in the current quarter is primarily the result of one classified commercial mortgage loan being moved to non-performing status.

Other real estate owned decreased by $204,000 compared to 2001; as of September 30, 2002, the Corporation had no other real estate owned. The percentage of other real estate owned to total assets as of September 30, 2002 and December 31, 2001 amounted to 0% and 0.01%, respectively.

Management has made every effort to recognize all circumstances known at this time that could affect the collectibility of loans and has reflected these in the provision for loan losses, the write-down of other real estate owned and impaired loans to fair value and other loans (watch list) monitored by management, the charge-off of loans and the balance in the allowance for loan losses. Management believes that the provision for the quarter and the balance in the allowance for loan losses, are adequate, based on results provided by the loan grading system and circumstances known at this time.

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

(Dollar amounts in thousands)

                                                  Quarter Ended       Nine Months Ended
                                                  September 30,         September 30,
                                                 2002       2001       2002       2001
----------------------------------------------------------------------------------------
Interest and dividend income                   $10,037    $10,540    $30,686    $30,802
Interest expense                                 4,642      5,349     13,635     15,643
----------------------------------------------------------------------------------------
Net interest income                              5,395    $ 5,191     17,051    $15,159
Tax equivalent adjustment                           61         40        150        124
----------------------------------------------------------------------------------------
Net interest income (taxable equivalent)       $ 5,456    $ 5,231    $17,201    $15,283
========================================================================================

INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS

(Dollar amounts in thousands)


                                                Quarter Ended                               Nine Months Ended
                                                September 30,                                 September 30,
                                          2002                  2001                   2002                  2001
----------------------------------------------------------------------------------------------------------------------
                                   Average               Average                Average               Average
                                   Balance    Rate       Balance    Rate        Balance    Rate       Balance    Rate
----------------------------------------------------------------------------------------------------------------------
Earning Assets                    $639,312    6.32%     $580,803    7.29%      $618,118    6.65%     $549,573    7.50%
----------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities       558,509    3.32       514,075    4.16        542,617    3.35       481,748    4.33
----------------------------------------------------------------------------------------------------------------------
Interest rate spread                          3.00                  3.13                   3.30                  3.17
----------------------------------------------------------------------------------------------------------------------
Interest-free resources used
    to fund earning assets          80,803                66,728                 75,501                67,825
----------------------------------------------------------------------------------------------------------------------
Total Sources of Funds            $639,312              $580,803               $618,118              $549,573
----------------------------------------------------------------------------------------------------------------------
Net Yield on Earning Assets                   3.42%                 3.61%                  3.71%                 3.70%
======================================================================================================================

CHANGES IN NET INTEREST INCOME

(Dollar amounts in thousands)

                                  Quarter Ended            Nine Months Ended
                               September 30, 2002         September 30, 2002
                                      Over                       Over
                                  Quarter Ended            Nine Months Ended
                               September 30, 2001         September 30, 2001
--------------------------------------------------------------------------------
                                   Change Due To                  Change Due To
                           Volume     Rate    Total   Volume    Rate     Total
--------------------------------------------------------------------------------
Interest Income:

    Loans                    $409  $  (895)   $(486)  $1,266  $(2,633) $(1,367)
    Securities                 58     (187)    (129)   1,605     (423)   1,182
    Federal funds             141       (8)     133      174      (79)      95
--------------------------------------------------------------------------------
Total Interest Earned         608   (1,090)    (482)   3,045   (3,135)     (90)
--------------------------------------------------------------------------------
Interest Expense:
    Interest-bearing deposits 549   (1,106)    (557)   1,258   (3,508)  (2,250)
    Other borrowed funds     (191)      41     (150)     620     (378)     242
--------------------------------------------------------------------------------
Total Interest Expense        358   (1,065)    (707)   1,878   (3,886)  (2,008)
--------------------------------------------------------------------------------
Net Interest Income
(tax equivalent basis)       $250  $   (25)    $225   $1,167  $   751   $1,918
================================================================================

For the quarter ended September 30, 2002, an increase in average earning assets of $58,509,000 or 10.07% and a 97-basis-point decrease in average rate of return resulted in an increase in volume of $608,000 and a decrease in rate of $1,090,000. An increase in average interest-bearing liabilities of $44,434,000 or 8.64% and an 84-basis-point decrease in average rate of interest paid contributed to an increase in volume of $358,000 and a decrease in rate of $1,065,000. Net interest earned on a tax equivalent basis increased to $5,456,000 in the third quarter of 2002, up $225,000 as compared with the quarter ended September 30, 2001.

For the nine months ended September 30, 2002, an increase in average earning assets of $68,545,000 or 12.47% and an 85-basis-point decrease in average rate of return resulted in an increase in volume of $3,045,000 and a decrease in rate of $3,135,000. An increase in average interest-bearing liabilities of $60,869,000 or 12.64% and a 98-basis-point decrease in average rate of interest paid contributed to an increase in volume of $1,878,000 and a decrease in rate of $3,886,000. Net interest earned on a tax equivalent basis increased to $17,201,000 through September 30, 2002, up $1,918,000 versus the same period of 2001.

OPERATING EXPENSES

The components of total operating expenses for the periods and their percentage of gross income are as follows:

(Dollars amounts in thousands)

                                           Quarter Ended                           Quarter Ended
                                           September 30,                          September 30,
                                      2002                2001                2002                2001
------------------------------------------------------------------------------------------------------------
                                Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent
------------------------------------------------------------------------------------------------------------
Salaries and benefits          $ 2,220    20.18%   $ 2,162    18.88%   $ 6,741    19.99%   $ 6,327    18.91%
Other non-interest expense       1,380    12.54      1,911    16.69      4,445    13.18      5,232    15.64
Occupancy - net                    356     3.24        356     3.11      1,126     3.34      1,110     3.32
------------------------------------------------------------------------------------------------------------
Total Operating Expenses       $ 3,956    35.96%   $ 4,429    38.68%   $12,312    36.51%   $12,669    37.87%
============================================================================================================

For the three-month period ended September 30, 2002, operating expenses decreased by approximately $473,000 versus the 2001 period. The decrease was the result of a decrease in other non-interest expense totaling $531,000, and an increase in salary and benefits totaling $58,000. The Corporation ceased the amortization of goodwill, in accordance with FASB No. 147, during the third quarter of 2002. Included in operating expenses during the third quarter and nine months ended September 30, 2001 were goodwill amortization expenses totaling $171,000 and $513,000 respectively. In addition, the Corporation reflected $270,000 in expenses during the third quarter of 2001 related to the merger of the Corporation's banking subsidiaries on September 7, 2001.

INTEREST RATE SENSITIVITY

The following table sets forth the distribution of the repricing of the Corporation's earning assets and interest-bearing liabilities as of September 30, 2002.

(Dollar amounts in thousands)

                                  Three        Over Three       Over One
                                  Months        Months to        Year to          Over
                                 or Less        One Year       Five Years      Five Years       Total
-------------------------------------------------------------------------------------------------------
Earning Assets                  $ 131,845      $  65,593       $ 154,226       $ 301,414      $ 653,078
Interest-Bearing
      Liabilities                 117,165        167,298         267,543          17,231        569,237
-------------------------------------------------------------------------------------------------------
Interest Rate
      Sensitivity Gap           $  14,680      $(101,705)      $(113,317)      $ 284,183      $  83,841
=======================================================================================================

Cumulative Interest
      Rate Sensitivity Gap      $  14,680      $ (87,025)      $(200,342)      $  83,841

Interest Rate
      Sensitivity Gap Ratio          2.25%        (15.57)%        (17.35)%         43.51%

Cumulative Interest Rate
      Sensitivity Gap Ratio          2.25%        (13.33)%        (30.68)%         12.84%

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

PROVISION AND ALLOWANCE FOR LOAN LOSSES

(Dollar amounts in thousands)

                                                 Quarter Ended         Nine Months Ended
                                                 September 30,           September 30,
                                                2002        2001        2002        2001
------------------------------------------------------------------------------------------
Balance at beginning of period                 $4,683      $4,073      $4,179      $3,670
Provision charged to expense                      400         279       1,133         665
------------------------------------------------------------------------------------------
                                                5,083       4,352       5,312       4,335
------------------------------------------------------------------------------------------
Less charge-offs:
    Loans secured by real estate                    9           0         133           7
    Commercial and industrial loans               123         233         159         233
    Consumer loans                                 28          34         170          93
------------------------------------------------------------------------------------------
                                                  160         267         462         333
------------------------------------------------------------------------------------------
Add recoveries:
    Loans secured by real estate                    0           1          16          60
    Commercial and industrial loans                 6           1          34          18
    Consumer loans                                  3           3          32          10
------------------------------------------------------------------------------------------
                                                    9           5          82          88
------------------------------------------------------------------------------------------
Net charge-offs                                   151         262         380         245
------------------------------------------------------------------------------------------
Balance at end of period                       $4,932      $4,090      $4,932      $4,090
==========================================================================================
Net charge-offs to:
    Average loans                                 .03%        .10%        .08%        .10%
    Loans at end of period                        .03%        .10%        .08%        .10%
    Allowance for loan losses at January 1       3.61%       6.41%       9.09%       5.97%

Allowance for loan losses at
      September 30 as a percentage of:
          Average loans                          1.05%        .91%       1.07%        .93%
          Loans at end of period                 1.05%        .90%       1.05%        .90%

The approach the Corporation uses in determining the adequacy of the allowance for loan losses is an exposure method based on the Corporation's loan loss history. Quarterly, based on an internal review of the loan portfolio, the Corporation identifies required reserve allocations targeted to recognized problem loans that, in the opinion of management, have potential loss exposure or questions relative to the depth of the collateral on these same loans. In addition, the Corporation allocates a general reserve against the remainder of the loan portfolio, based on the overall mix of the loan portfolio and the loss history of each loan category.

NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS

(Dollar amounts in thousands)

                                       9-30-02     06-30-02    03-31-02    12-31-01    09-30-01
------------------------------------------------------------------------------------------------
Non-Accrual Loans                       $2,246      $1,412      $1,160      $1,040      $1,570
------------------------------------------------------------------------------------------------
Loans contractually past
    due 90 days or more
    and still accruing                   1,028         307         195         790          98
------------------------------------------------------------------------------------------------
Total non-accrual, past due
    and restructured loans               3,274       1,719       1,355        1830       1,668
------------------------------------------------------------------------------------------------
Non-accrual, past due and
    restructured loans as a
    percentage of total loans             0.69%       0.37%       0.30%       0.41%       0.37%
------------------------------------------------------------------------------------------------
Allowance for loan losses as a
    percentage of non-accrual,
    past due and restructured loans     150.64%     272.43%     316.46%     228.36%     245.20%
------------------------------------------------------------------------------------------------

Other real estate owned - net                                   $  130      $  204      $  117

------------------------------------------------------------------------------------------------

Total non-performing assets             $3,274      $1,719      $1,485      $2,034      $1,785

------------------------------------------------------------------------------------------------

Non-performing assets as a
    percentage of total assets            0.47%       0.26%       0.23%       0.32%       0.29%
------------------------------------------------------------------------------------------------

QUARTER-TO-DATE AVERAGE BALANCES
INTEREST EARNED - INTEREST EXPENSE

(Dollar amounts in thousands)

                                                             Quarter Ended September 30,
                                                       2002                              2001
----------------------------------------------------------------------------------------------------------
                                        Balance     Interest(1)   Rate     Balance    Interest(1)   Rate
----------------------------------------------------------------------------------------------------------
Federal funds sold and
    temporary investments              $  36,131     $     153    1.69%   $   3,195    $      20    2.50%
Securities                               134,192         1,936    5.77      130,493        2,065    6.33
Loans                                    468,989         8,009    6.83      447,115        8,495    7.60
----------------------------------------------------------------------------------------------------------

Total earning assets                     639,312     $  10,098    6.32%     580,803    $  10,580    7.29%
----------------------------------------------------------------------------------------------------------

Loan loss allowance                       (4,768)                            (4,176)
All other assets                          44,793                             43,878
----------------------------------------------------------------------------------------------------------

TOTAL ASSETS                           $ 679,337                          $ 620,505
==========================================================================================================

LIABILITIES AND EQUITY

Interest-bearing deposits              $ 483,020     $   3,693    3.06%   $ 423,414    $   4,250    4.01%
Borrowed funds                            75,489           949    5.03       90,661        1,099    4.85
----------------------------------------------------------------------------------------------------------

Total interest-bearing liabilities       558,509     $   4,642    3.32      514,075    $   5,349    4.16
----------------------------------------------------------------------------------------------------------

Interest rate spread                                              3.00%                             3.13%

Demand deposits                           73,725                             64,690
Other liabilities                          5,610                              4,334
Shareholders' equity                      41,493                             37,406
----------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES
    AND EQUITY                         $ 679,337                          $ 620,505
==========================================================================================================

NET INTEREST INCOME
(TAX EQUIVALENT)                                     $   5,456                         $   5,231
==========================================================================================================

Interest Earned/Earning Assets                                    6.32%                             7.29%

Interest Expense/Earning Assets                                   2.90                              3.68
----------------------------------------------------------------------------------------------------------

Net Yield on Earning Assets                                       3.42%                             3.61%

Deduct Tax Equivalent Adjustment                            61                                40
----------------------------------------------------------------------------------------------------------

NET INTEREST INCOME
(TAX EQUIVALENT)                                     $   5,395                         $   5,191
==========================================================================================================


(1) Amounts shows are adjusted to a "tax equivalent" basis.

YEAR-TO-DATE AVERAGE BALANCES
INTEREST EARNED - INTEREST EXPENSE

(Dollar amounts in thousands)

                                                         Nine Months Ended September 30,
                                                    2002                                2001
--------------------------------------------------------------------------------------------------------
                                     Balance     Interest(1)   Rate     Balance     Interest(1)   Rate
--------------------------------------------------------------------------------------------------------
Federal funds sold and
    temporary investments           $  13,854     $     185    1.78%   $   2,821     $      90    4.25%
Securities                            143,450         6,503    6.04      108,559         5,321    6.53
Loans                                 460,814        24,148    6.99      438,193        25,515    7.76
--------------------------------------------------------------------------------------------------------

Total earning assets                  618,118     $  30,836    6.65%     549,573     $  30,926    7.50%
--------------------------------------------------------------------------------------------------------

Loan loss allowance                    (4,459)                            (4,015)
All other assets                       45,077                             39,293
--------------------------------------------------------------------------------------------------------

TOTAL ASSETS                        $ 658,736                          $ 584,851
========================================================================================================

LIABILITIES AND EQUITY

Interest-bearing deposits           $ 457,017     $  10,679    3.12%   $ 413,185     $  12,929    4.17%
Borrowed funds                         85,600         2,956    4.60       68,563         2,714    5.27
--------------------------------------------------------------------------------------------------------

Total interest-bearing
    liabilities                       542,617     $  13,635    3.35      481,748     $  15,643    4.33
--------------------------------------------------------------------------------------------------------

Interest rate spread                                           3.30%                              3.17%

Demand deposits                        70,697                             62,851
Other liabilities                       5,460                              3,895
Shareholders' equity                   39,962                             36,357
--------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES
    AND EQUITY                      $ 658,736                          $ 584,851
========================================================================================================

NET INTEREST INCOME
(tax equivalent)                                  $  17,201                          $  15,283
========================================================================================================

Interest Earned/Earning Assets                                 6.65%                              7.50%

Interest Expense/Earning Assets                                2.94                               3.80
--------------------------------------------------------------------------------------------------------

Net Yield on Earning Assets                                    3.71%                              3.70%

Deduct Tax Equivalent Adjustment                        150                                124
--------------------------------------------------------------------------------------------------------

NET INTEREST INCOME
(TAX EQUIVALENT)                                  $  17,051                          $  15,159
========================================================================================================

(1) Amounts shown are adjusted to a "tax equivalent" basis.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Corporation's assessment of its sensitivity to market risk since its presentation in the 2001 Annual Report filed with the Securities and Exchange Commission.

ITEM 4.    CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions's rules and forms.

There were no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluations.

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

           a.  Exhibits

               Exhibit 99.1 - Certification of Periodic Report

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


                                           WESTBANK CORPORATION



Date: 11/12/02                                  /s/ Donald R. Chase
     -------------                         -------------------------------------
                                           Donald R. Chase
                                           President and Chief Executive Officer





Date: 11/12/02                                  /s/ John M. Lilly
     -------------                         -------------------------------------
                                           John M. Lilly
                                           Treasurer and Chief Financial Officer

                           SECTION 302 CERTIFICATIONS
                           SARBANES-OXLEY ACT OF 2002

I, Donald R. Chase, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Westbank
      Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining the disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data, and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  11/12/02                                   /s/ Donald R. Chase
     -------------                         -------------------------------------
                                           Donald R. Chase
                                           President and Chief Executive Officer

                           SECTION 302 CERTIFICATIONS
                           SARBANES-OXLEY ACT OF 2002

I, John M. Lilly, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Westbank
      Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data, and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  11/12/02                                   /s/ John M. Lilly
     -------------                         -------------------------------------
                                           John M. Lilly
                                           Treasurer and Chief Financial Officer