Form 10-K
period 2002-12-31
WESTBANK CORP
filed 2003-03-19
CIK 742070

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-K


    [mark one]

        [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

        [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-12784




                              WESTBANK CORPORATION
--------------------------------------------------------------------------------



       Massachusetts                                            04-2830731
--------------------------------------------------------------------------------
        (State of                                            (I.R.S. Employer
      Incorporation)                                      Identification Number)


225 Park Avenue, West Springfield, Massachusetts                 01090-0149
--------------------------------------------------------------------------------
   (Address of principal executive office)                       (Zip Code)


                                 (413) 747-1400
--------------------------------------------------------------------------------
                               (Telephone Number)


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past ninety days.    Yes [X]     No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [X]

Based on the closing sales price on June 28, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was $56,493,857.

The number of shares outstanding of the registrants common stock, $2.00 par value, was 4,378,206 on March 1, 2003.

Portions of the Annual Report to Stockholders for the year ended December 31, 2002 are incorporated by reference into Parts I and II.

Portions of the Proxy Statement issued by the Corporation in connection with the Annual Meeting to be held on April 16, 2003 are incorporated by reference into
Part III.
================================================================================

                              WESTBANK CORPORATION

                               INDEX TO FORM 10-K

PART I
------
Item 1     Business                                                          I-1

Item 2     Properties                                                        I-2

Item 3     Legal Proceedings                                                 I-2

Item 4     Submission of Matters to a Vote of Security Holders               I-2


PART II
-------
Item 5     Market for the Corporation's Common Stock
           and Related Stockholder Matters                                  II-1

Item 6     Selected Financial Data                                          II-1

Item 7     Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  II-1,2

Item 7-A   Quantitative and Qualitative Disclosures About
           Market Risk                                                    II-1,2

Item 8     Financial Statements and Supplementary Data                      II-2

Item 9     Changes in and Disagreements with Accountant
           on Accounting and Financial Disclosure                           II-2


PART III
--------
Item 10    Directors and Executive Officers of the Registrant              III-1

Item 11    Executive Compensation                                          III-1

Item 12    Security Ownership of Certain
           Beneficial Owners and Management                                III-1

Item 13    Certain Relationships and Related Transactions                  III-1

Item 14    Controls and Procedures                                         III-1


PART IV
-------
Item 15    Exhibits, Financial Statement
           Schedules and Reports on Form 8-K                                IV-1

           Signatures                                                       IV-2

           Section 302 Certifications                                     IV-3,4

           Exhibit Index                                                    IV-5

              WESTBANK CORPORATION, WEST SPRINGFIELD, MASSACHUSETTS

                                     PART I
                                     ------

ITEM 1. BUSINESS
------  --------

Reference is made to Page 4 of the Corporation's Annual Report to Stockholders for the year ended December 31, 2002, wherein this subject is covered.

Statistical Disclosure by Bank Holding Companies
------------------------------------------------

The following statistical tables and accompanying text provide required financial data about the Corporation and should be read in conjunction with the Consolidated financial statements and related notes, appearing in the 2002 Annual Report to Stockholders and is incorporated herein by reference thereto:

                                                                      Page of
                                                                   Annual Report
                                                                   -------------
I.   Distribution of Assets, Liabilities and Stockholders' Equity:

     Interest Rates and Interest Differential                          10 and 11

     Rate/Volume Analysis of Interest Margin on Earning Assets                12

II.  Investment Portfolio                                      13, 30, 31 and 41

III. Loan Portfolio                                              14,31,32 and 41

     a. Types of Loans                                                 14 and 31

     b. Maturities and Sensitivities to Changes in Interest Rates    9,10 and 14

     c. Risk Elements                                   9, 15, 16, 17, 31 and 32

IV.  Summary of Loan Loss Experience                                   15 and 16

V.   Deposits                                                      17, 33 and 41

VI.  Return on Equity and Assets                                              18

VII. Short Term Borrowings                                     18, 33, 34 and 41

ITEM 2. PROPERTIES
------  ----------

The Corporation had one principal banking subsidiary, Westbank, which operates seventeen banking offices located in Massachusetts and Connecticut, as follows:

     ================================== =========== =========== ===========
                   LOCATION                OWNED       LEASED      TOTAL
                (MASSACHUSETTS)
     ---------------------------------- ----------- ----------- -----------
     Agawam (Feeding Hills)                              1           1
     ---------------------------------- ----------- ----------- -----------
     Chicopee                                1                       1
     ---------------------------------- ----------- ----------- -----------
     Chicopee - Supemarket                               1           1
     ---------------------------------- ----------- ----------- -----------
     East Longmeadow                         1                       1
     ---------------------------------- ----------- ----------- -----------
     East Longmeadow - Supemarket                        1           1
     ---------------------------------- ----------- ----------- -----------
     Holyoke                                 1                       1
     ---------------------------------- ----------- ----------- -----------
     Ludlow                                  1                       1
     ---------------------------------- ----------- ----------- -----------
     Southwick                                           1           1
     ---------------------------------- ----------- ----------- -----------
     West Springfield                        2           1           3
     ---------------------------------- ----------- ----------- -----------
     Westfield                               1                       1
     ---------------------------------- ----------- ----------- -----------
     Westfield - Supermarket                             1           1
     ---------------------------------- ----------- ----------- -----------
                (CONNECTICUT)
     ---------------------------------- ----------- ----------- -----------
     Putnam                                  1           1           2
     ---------------------------------- ----------- ----------- -----------
     Woodstock                                           1           1
     ---------------------------------- ----------- ----------- -----------
     Danielson                               1                       1
     ---------------------------------- ----------- ----------- -----------
     TOTAL                                   9           8          17
     ================================== =========== =========== ===========

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


ITEM 3. LEGAL PROCEEDINGS
------  -----------------

Certain litigation is pending against the Corporation and the its subsidiaries. Management, after consultation with legal counsel, does not anticipate that any liability arising out of such litigation will have a material effect on the Corporation's Financial Statements.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------  ---------------------------------------------------

NONE

                                     PART II
                                     -------

ITEM 5. MARKET FOR CORPORATION'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
------  ---------------------------------------------------------------------

Reference is made to the inside back cover of the Corporation's Annual Report to Stockholders for the year ended December 31, 2002, wherein this subject is covered.


ITEM 6. SELECTED FINANCIAL DATA
------  -----------------------

Reference is made to Page 5 of the Corporation's Annual Report to Stockholders for the year ended December 31, 2002, wherein this subject is covered.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------  -----------------------------------------------------------
        AND RESULTS OF OPERATIONS
        -------------------------

Reference is made to Pages 6 through 21 of the Corporation's Annual Report to Stockholders for the year ended December 31, 2002, wherein this subject is covered.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------   ----------------------------------------------------------

Reference is made to Pages 9 and 10 of the Corporation's Annual Report to Stockholders for the year ended December 31, 2002, wherein the subject matter is covered.


Information Concerning Forward-Looking Statements; Safe Harbor
--------------------------------------------------------------

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

                               -------------------



8. Changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board or any regulatory agency having authority over the Corporation and/or its subsidiaries; and
9. Disruption in general economic conditions due to military or terrorist activity.

Forward-looking statements speak only as of the date they were made. While the Corporation periodically reassesses material trends and uncertainties affecting the Corporation's performance in connection with its preparation of management's discussion and analysis of results of operations and financial condition contained in its quarterly and annual reports, the Corporation does not intend to review or revise any particular forward-looking statement.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------  -------------------------------------------

Reference is made to Pages 22 through 45 of the Corporation's Annual Report to Stockholders for the year ended December 31, 2002, wherein this subject is covered.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------  ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

NONE

                                    PART III
                                    --------


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------  --------------------------------------------------

Reference is made to Pages 4 through 9 of the Corporation's Proxy Statement to Stockholders for the 2003 Annual Meeting scheduled for April 16, 2003, wherein this subject is covered.


ITEM 11. EXECUTIVE COMPENSATION
-------  ----------------------

References is made to Pages 10 through 13 of the Corporation's Proxy Statement to Stockholders for the 2003 Annual Meeting scheduled for April 16, 2003, wherein this subject is covered.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------  --------------------------------------------------------------

Reference is made to Pages 8 and 9 of the Corporation's Proxy Statement to Stockholders for the 2003 Annual Meeting scheduled for April 16, 2003, wherein this subject is covered.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------  ----------------------------------------------

Reference is made to Pages 8 through 16, of the Corporation's Proxy Statement to Stockholders for the 2003 Annual Meeting scheduled for April 16, 2003, wherein this subject is covered under the caption "Beneficial Ownership of Stock and Executive Compensation - Miscellaneous".


ITEM 14. CONTROLS AND PROCEDURES
-------  -----------------------

Within 90 days prior to the filing date of this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluations.












                                      III-1

                                     PART IV
                                     -------


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------  ---------------------------------------------------------------

The following documents are filed as a part of this report:

     1.   Financial Statements

          The following financial statements are incorporated in this Annual Report on Form 10-K by reference to the Corporation's Annual Report to Stockholders for the year ended December 31, 2002:

                         WESTBANK CORPORATION
                         --------------------                           Page of
                                                                         Annual
                                                                         Report
                                                                         ------


          Independent Auditors' Reports                                    51
          Consolidated Balance Sheets at December 31, 2002 and 2001        23
          Consolidated Statements of Income for the years ended
              December 31, 2002, 2001 and 2000                             24
          Consolidated Statement of Stockholders' Equity from
              January 1, 2000, to December 31, 2002                        25
          Consolidated Statements of Comprehensive Income for the
              years ended December 31, 2002, 2001 and 2000                 25
          Consolidated Statements of Cash Flows for the years ended
              December 31, 2002, 2001 and 2000                             26
          Notes to Consolidated Financial Statements                     27-50


          Current reports on Form 8-K Reporting other Events were filed by the Registrant during the year ended December 31, 2002:


                                      NONE

     2.   Financial Statement Schedules

          Financial Statement Schedules are omitted because they are inapplicable or not required.

     3.   Exhibits

          See accompanying Exhibit Index.

                                   SIGNATURES
                                   ----------

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

SIGNATURE                            TITLE                               DATE
--------------------------------------------------------------------------------


/s/ Donald R. Chase                  PRESIDENT AND CHIEF EXECUTIVE
-----------------------------        OFFICER AND DIRECTOR                3/19/03
Donald R. Chase


/s/ Ernest N. Laflamme, Jr.          CHAIRMAN OF THE BOARD
-----------------------------        AND DIRECTOR                        3/19/03
Ernest N. Laflamme, Jr.


/s/ John M. Lilly                    TREASURER AND CHIEF
-----------------------------        FINANCIAL OFFICER                   3/19/03
John M. Lilly


/s/ Roland O. Archambault
-----------------------------        DIRECTOR                            3/19/03
Roland O. Archambault


/s/ Mark A. Beauregard
-----------------------------        DIRECTOR                            3/19/03
Mark A. Beauregard


/s/ David R. Chamberland
-----------------------------        DIRECTOR                            3/19/03
David R. Chamberland


/s/ G. Wayne McCary
-----------------------------        DIRECTOR                            3/19/03
G. Wayne McCary


/s/ Robert J. Perlak
-----------------------------        CORPORATE CLERK AND DIRECTOR        3/19/03
Robert J. Perlak


/s/ George R. Sullivan
-----------------------------        DIRECTOR                            3/19/03
George R. Sullivan


/s/ James E. Tremble
-----------------------------        DIRECTOR                            3/19/03
James E. Tremble

                           SECTION 302 CERTIFICATIONS
                           SARBANES-OXLEY ACT OF 2002


I, Donald R. Chase, certify that:

1.       I have reviewed this annual report on Form 10-K of Westbank
         Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining the disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls that could adversely affect the registrant's ability to record, process, summarize and report financial data, and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    3/19/03                           /s/ Donald R. Chase
       -----------                         ------------------------------------
                                           Donald R. Chase
                                           President and Chief Executive Officer

                           SECTION 302 CERTIFICATIONS
                           SARBANES-OXLEY ACT OF 2002


I, John M. Lilly, certify that:

1.       I have reviewed this annual report on Form 10-K of Westbank
         Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining the disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls that could adversely affect the registrant's ability to record, process, summarize and report financial data, and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    3/19/03                           /s/ John M. Lilly
       -----------                         ------------------------------------
                                           John M. Lilly
                                           Treasurer and Chief Financial Officer

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

3.        Articles of Organization and By-Laws, as amended                 **

          (a) Articles of Organization, as amended                          *

          (b) By-Laws, as amended                                           *

21.       Subsidiaries of Registrant                           TO BE INCLUDED

99.1      Certification of Periodic Report

99.2 Portions of the Corporation's Annual Report to Stockholders for year-end 2002 incorporated by reference into this annual report on Form 10-K

---------------
* Incorporated by reference to identically numbered exhibits contained in Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

** Incorporated by reference to identically numbered exhibits contained in Registrant's Annual Report on Form 10-K for the year ended December 31, 1987.