Form 10-Q
period 2003-03-31
WESTBANK CORP
filed 2003-05-09
CIK 742070

================================================================================

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

                  For the quarterly period ended MARCH 31, 2003

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

                               YES [X]   NO [ ]

Common stock, par value $2 per share: 4,382,845 shares outstanding as of April 30, 2003.
================================================================================

                      WESTBANK CORPORATION AND SUBSIDIARIES

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
ITEM 1. Financial Statements

        Condensed Consolidated Balance Sheets                                 3

        Condensed Consolidated Statements of Income                           4

        Condensed Consolidated Statements of Stockholders' Equity             5

        Condensed Consolidated Statements of Comprehensive Income             5

        Condensed Consolidated Statements of Cash Flow                        6

        Notes to Condensed Consolidated Financial Statements                 7-9


ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                      10-19

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk           20


ITEM 4. Controls and Procedures                                              20



                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings                                                    20

ITEM 2. Changes in Rights of Securities Holders                              20

ITEM 3. Defaults by Company on its Senior Securities                         20

ITEM 4. Results of Votes on Matters Submitted to a Vote
          of Security Holders                                                20

ITEM 5. Other Events                                                         20

ITEM 6. Exhibits and Reports on Form 8-K                                     20

        Exhibit Index                                                        21

Signatures                                                                   22

Section 302 Certifications                                                 23-24

ITEM 1. FINANCIAL STATEMENTS

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              March 31, 2003
 (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)           (Unaudited)
--------------------------------------------------------------------------------
December 31, 2002 ASSETS Cash and due from banks:
     Non-interest bearing                               $  15,583     $  18,967
     Interest bearing                                          94            98
Federal funds sold                                         38,468        28,185
--------------------------------------------------------------------------------
Total cash and cash equivalents                            54,145        47,250
--------------------------------------------------------------------------------
Securities available for sale                              95,866       132,296
Securities held to maturity
     (approximate market value of
     $399 in 2003 and $459 in 2002)                           377           436
--------------------------------------------------------------------------------
Total securities                                           96,243       132,732
--------------------------------------------------------------------------------
Loans                                                     479,264       478,832
Allowance for loan losses                                   5,182         5,111
--------------------------------------------------------------------------------
     Net loans                                            474,082       473,721
Premises and equipment, net                                 6,434         6,586
Accrued interest receivable                                 2,481         3,037
Intangible assets                                           8,837         8,837
Bank-owned life insurance                                   8,431         8,333
Other assets                                                2,766         2,367
--------------------------------------------------------------------------------
TOTAL ASSETS                                            $ 653,419     $ 682,863
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Non-interest bearing                               $  73,489     $  74,169
     Interest bearing                                     463,221       487,578
--------------------------------------------------------------------------------
         Total deposits                                   536,710       561,747
Borrowed funds                                             52,276        56,392
Accrued interest payable                                      607           665
Other liabilities                                           3,884         4,447
--------------------------------------------------------------------------------
         Total liabilities                                593,477       623,251
--------------------------------------------------------------------------------
Mandatory redeemable preferred stock                       17,000        17,000
--------------------------------------------------------------------------------
Stockholders' Equity:
Common stock      -$2 par value
     Authorized   - 9,000,000 shares
     Issued       - 4,523,485 shares in 2003 and 2002       9,047         9,047
Additional paid in capital                                 14,492        14,497
Retained earnings                                          19,755        18,780
Treasury stock                                             (2,057)       (2,091)
Accumulated other comprehensive income                      1,705         2,379
--------------------------------------------------------------------------------
         Total Stockholders' Equity                        42,942        42,612
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 653,419     $ 682,863
================================================================================

     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Three months ended March 31,                             2003          2002
--------------------------------------------------------------------------------
Income:
     Interest and fees on loans                       $   7,633     $   8,069
     Interest and dividend income on securities           1,669         2,371
     Interest on federal funds sold                          62             3
--------------------------------------------------------------------------------
Total interest and dividend income                        9,364        10,443
Interest expense                                          3,848         4,544
--------------------------------------------------------------------------------
Net interest income                                       5,516         5,899
Provision for loan losses                                                 300
--------------------------------------------------------------------------------
Net interest income after
     provision for loan losses                                          5,516
--------------------------------------------------------------------------------
5,599
Non-interest income:
     Gain/(Loss) on sale of securities                      259          (277)
     Gain on sale of loans                                                127
     Other non-interest income                              734           883
--------------------------------------------------------------------------------
Total non-interest income                                   993           733
--------------------------------------------------------------------------------
Non-interest expenses:
     Salaries and benefits                                2,370         2,244
     Other non-interest expense                           1,347         1,572
     Occupancy - net                                        445           374
--------------------------------------------------------------------------------
Total non-interest expense                                4,162         4,190(1)
--------------------------------------------------------------------------------
Income before income taxes2,347                           2,142
Income taxes                                                841           724
--------------------------------------------------------------------------------

NET INCOME                                            $   1,506     $   1,418(1)
================================================================================
Net income per share
                       -  Basic                       $    0.35     $    0.32(1)
                       -  Diluted                     $    0.33     $    0.31(1)

Weighted average shares outstanding
                       -  Basic                       4,344,446     4,476,906
                       -  Dilutive Option Shares        153,081        97,372
--------------------------------------------------------------------------------
                                   -  Diluted         4,497,527     4,574,278
================================================================================

(1) Net income for the quarter ended March 31, 2002 has been restated for the effect of the adoption of SFAS No. 147 ("Acquisition of Certain Financial Institutions") as of September 30, 2002 to remove the amortization expense that was recorded. Accordingly, non-interest expense has been reduced by $171,000, net income has been increased by $103,000, and basic and diluted were adjusted by $0.01 and $0.01 for the removal of amortization expenses related to goodwill.


     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 2002 AND THREE MONTHS ENDED MARCH 31, 2003

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            COMMON STOCK                                                   ACCUMULATED
                                           -------------           ADDITIONAL                                OTHER
                                         NUMBER         PAR         PAID-IN       RETAINED     TREASURY   COMPREHENSIVE
                                       OF SHARES       VALUE        CAPITAL       EARNINGS       STOCK    INCOME/(LOSS)     TOTAL
------------------------------------------------------------------------------------------------------------------------------------
BALANCE-JANUARY 1, 2002                4,266,383    $    8,632    $   11,782    $   17,787    $     (431)   $    1,246   $   39,016
====================================================================================================================================
Net income                                                                           6,009                                    6,009
Cash dividends declared
     ($.40 per share)                                                               (1,849)                                  (1,849)
Shares issued from treasury stock:
     Stock option plan                    54,055                        (243)                        547                        304
     Dividend reinvestment
         and stock purchase plan          42,310                         122                         408                        530
Changes in unrealized gain/(loss)
     on securities available for sale                                                                            1,133        1,133
Repurchase of common stock              (202,658)                                                 (2,615)                    (2,615)
Income tax benefit for exercise of
     non-qualified stock options                                          84                                                     84
Five percent common stock dividend       207,690           415         2,752        (3,167)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE-DECEMBER 31, 2002              4,367,780         9,047        14,497        18,780        (2,091)        2,379       42,612
====================================================================================================================================
(UNAUDITED)
Net income                                                                           1,506                                    1,506
Cash dividends declared
     ($.11 per share)                                                                 (531)                                    (531)
Shares issued from treasury stock:
     Dividend reinvestment
         and stock purchase plan          20,723                         (13)                        260                        247
Changes in unrealized gain/(loss)
     on securities available for sale                                                                             (674)        (674)
Repurchase of common stock               (16,126)                                                   (226)                      (226)
Income tax benefit for exercise of
     non-qualified stock options                                           8                                                      8
------------------------------------------------------------------------------------------------------------------------------------
BALANCE - MARCH 31, 2003               4,372,377    $    9,047    $   14,492    $   19,755    $   (2,057)   $    1,705   $   42,942
====================================================================================================================================

     See accompanying notes to condensed consolidated financial statements.


CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(DOLLARS IN THOUSANDS)
Three months ended March 31,                                   2003        2002
--------------------------------------------------------------------------------
Net Income                                                  $ 1,506      $1,418
--------------------------------------------------------------------------------
Unrealized loss on securities available for sale,
     net of income tax benefit of $259 in 2003
     and $605 in 2002                                          (503)     (1,304)
         Reclassification adjustment for gains (losses)
         included in net income, net of income taxes
         (benefit) of $(88) in 2003 and $94 in 2002            (171)        183
--------------------------------------------------------------------------------
Other Comprehensive Loss                                       (674)     (1,121)
--------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                        $   832     $   297
================================================================================

     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)
(DOLLAR AMOUNTS IN THOUSANDS)

Three months ended March 31                                                     2003          2002
------------------------------------------------------------------------------------------------------
Operating activities:
Net income                                                                  $    1,506    $    1,418
     Adjustments to reconcile net income to
         net cash provided by operating activities:
              Provision for loan losses                                            300
              Realized investment accretion (income)/expense                        28           (18)
              Depreciation and amortization                                        196           185
              Realized loss/(gain) on sale of securities                          (259)          277
              Gain on sale of mortgages                                                         (127)
              Gain on sale of other real estate owned                                            (22)
              (Increase)/Decrease in accrued interest receivable                   556          (184)
              (Increase) in bank-owned life insurance                              (98)
              Increase in other assets                                            (399)         (481)
              Increase/(Decrease) in accrued interest payable on deposits          (58)           48
              Decrease in other liabilities                                       (563)          (33)
======================================================================================================
Net cash provided by operating activities                                          909         1,363
======================================================================================================
Investing activities:
     Investments and mortgage-backed securities:
         Held to maturity:
              Proceeds from maturities and principal payments                       59            93
         Available for sale:
              Purchases                                                           (665)      (21,640)
              Proceeds from sales                                                7,208        21,260
              Proceeds from maturities and principal payments                   29,444        15,512
Purchases of premises and equipment                                                (44)          (11)
Net increase in loans                                                             (361)      (25,240)
Proceeds from sale of other real estate owned                                                     86
======================================================================================================
Net cash provided by (used in) investing activities                             35,641        (9,940)
======================================================================================================
Financing activities:
     Net increase/(decrease) in borrowings                                      (4,116)        4,788
     Net increase/(decrease) in deposits                                       (25,037)        4,092
     Treasury stock (purchased)/issued, net                                         29          (303)
     Dividends paid                                                               (531)         (469)
======================================================================================================
Net cash (used in)/provided by financing activities                            (29,655)        8,108
======================================================================================================
Increase/(Decrease) in cash and cash equivalents                                 6,895          (469)
Cash and cash equivalents at beginning of period                                47,250        17,451
======================================================================================================
Cash and cash equivalents at end of period                                  $   54,145    $   16,982
======================================================================================================
Cash paid:
     Interest on deposits and other borrowings                              $    3,906    $    4,496
     Income taxes 892                                                              312
Supplemental disclosure of cash flow information:
     Securitization of loans into mortgage-backed securities                                  23,495
     Unrealized loss on securities available for sale, net of taxes                674         1,121

     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
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


NOTE B  -  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for the quarters ended March 31, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles"). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim reports. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts. Actual results could differ significantly from these estimates.

For further information, please refer to the Consolidated Financial Statements and footnotes thereto included in the Westbank Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.


NOTE C  -  STOCK-BASED COMPENSATION

Prior to January 1, 2003, the Corporation accounted for stock-based employee compensation under the intrinsic value method consistent with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Effective January 1, 2003, the Corporation adopted the fair value recognition provisions of SFAS No. 123 prospectively to all employee awards granted, modified or settled after January 1, 2003. In accordance with this Statement, the Corporation began expensing the cost of the stock-based employee compensation for all new employee awards granted.

The following table shows net income and earnings per share for the three months ended March 31, 2003 and 2002, as if the fair value based method has been applied to all outstanding and unvested awards in each period.

Three months ended March 31,
(DOLLARS IN THOUSANDS)                                          2003      2002
--------------------------------------------------------------------------------
Net income:
     Reported net income                                       $1,506    $1,418
     Add:Stock-based employee compensation expense
              Included in reported net income, net of related
              Tax effects                                          12         0
     Deduct:  Total stock-based employee compensation
              expense determined under fair value based
              method for all awards net of related taxes
              effects (2)                                          12         5
--------------------------------------------------------------------------------
Pro forma net income                                           $1,506    $1,413
================================================================================

Earnings per share:

     Basic - as reported                                        $0.35     $0.32
================================================================================

     Basic - pro forma                                          $0.35     $0.32
================================================================================

     Diluted - as reported                                      $0.33     $0.31
================================================================================

     Diluted - pro forma                                        $0.33     $0.31
================================================================================
(2) All previously awarded grants were fully amortized prior to January 2, 2003.


NOTE D  -  CONTINGENT LIABILITIES

The Commonwealth of Massachusetts has recently enacted legislation that repealed the real estate investment trust (REIT) benefit effective for the years ending on or after December 31, 1999. The Massachusetts Department of Revenue ("DOR") has sent notices of intent to assess taxes to several banks in the Commonwealth of Massachusetts. The notices relate to DOR's intent to disallow the dividend-received deduction between a bank and its subsidiary operating as a REIT. On February 4, 2003, the Corporation's subsidiary Westbank ("the Bank") received a Notice of Assessment from the DOR for the tax year ended 2001. The notice was based on DOR's intent to disallow the dividend-received deduction between the Bank's subsidiary, Park West REIT, and the Bank.

In the event that the dividend-received deduction from its REIT subsidiary is disallowed, the Corporation's tax liability would total approximately $706,000 for the years 2000, 2001 and 2002, exclusive of any interest charge. As of March 31, 2003, the Corporation's financial statements reflect a $706,000 liability in connection with taxes that may be owed by the Corporation in association with the REIT.

NOTE E  -  RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2003, the Corporation adopted FASB Interpretation 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Corporation has financial and performance letters of credit. Financial letters of credit require the Corporation to make payment if the customer's financial condition deteriorates, as defined in the agreements. Performance letters of credit require the Corporation to make payments if the customer fails to perform certain non-financial contractual obligations. The Corporation previously did not record a liability when guaranteeing obligations, unless it became probable that the Corporation would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Corporation issues or modifies subsequent to December 31, 2002. The Corporation defines the initial fair value of the letters of credit as the fee received from the customer. The fees collected as of March 31, 2003 were immaterial. The maximum potential undiscounted amount of future payments of letters of credit under FIN 45 as of March 31, 2003 are approximately $203,000, of which $193,000 will expire on January 15, 2004 and $10,000 will expire on February 13, 2004. Amounts due under these letters of credit would be reduced by any proceeds that the Corporation would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The Corporation has not recorded any contingent liabilities related to these letters of credit.

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements", for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities, within the scope of FIN 46, will be required to be consolidated by their primary beneficiary. The primary beneficiary is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Corporation does not anticipate FIN 46 to have a material impact on its consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 AND 2002


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

The appropriateness of the allowance for loan losses is evaluated quarterly by management. Factors considered in evaluating the appropriateness of the allowance include the size and concentration of the portfolio, previous loss experience, current economic conditions and their effect on borrowers, the financial condition of individual borrowers and the related performance of individual loans in relation to contract terms. The provision for loan losses charged to operating expense is based upon management's judgment of the amount necessary to maintain the allowance at an appropriate level to absorb losses. Management also retains an independent loan review consultant to provide advice on the appropriateness of the loan loss allowance. Loan losses are charged against the allowance for loan losses when management believes the collectibility of the principal is unlikely.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate. Net unrealized losses are recognized through a valuation allowance charged to income.

RECENT ACCOUNTING PRONOUNCEMENTS -
On January 1, 2003, the Corporation adopted FASB Interpretation 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 required a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaking in issuing the guarantee. The Corporation has financial and performance letters of credit. Financial letters of credit require the Corporation to make payment if the customer's financial condition deteriorates, as defined in the agreements. Performance letters of credit require the Corporation to make payments if the customer fails to perform certain non-financial contractual obligations. The Corporation previously did not record a liability when guaranteeing obligations, unless it became probable that the Corporation would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Corporation issues or modifies subsequent to December 31, 2002. The Corporation defines the initial fair value of the letters of credit as the fee received from the customer. The fees collected as of March 31, 2003 were immaterial. The maximum potential undiscounted amount of future payments of letters of credit under FIN 45 as of March 31, 2003 are approximately $203,000, of which $193,000 will expire on January 15, 2004 and $10,000 will expire on February 13, 2004. Amounts due under these letters of credit would be reduced by any proceeds that the Corporation would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The Corporation has not recorded any contingent liabilities related to these letters of credit.


CHANGES IN FINANCIAL CONDITION  -
Total consolidated assets amounted to $653,419,000 on March 31, 2003 compared to $682,863,000 on December 31, 2002. As of March 31, 2003, and December 31, 2002,
earning assets amounted to, respectively, $614,069,000 or 94% of total assets, and $639,847,000 or 94% of total assets. Earning assets decreased during the first three months of 2003 as a result of an increase in loans and federal funds sold, which was offset by a decease in securities. A decrease in deposits and a decrease in borrowed funds offset the decrease in earning assets.


CHANGES IN RESULTS OF OPERATIONS  -
For the quarter ended March 31, 2003, net income totaled $1,506,000 compared to $1,418,000 for the three-month period ended March 31, 2002.

Non-interest income increased by $260,000 during the first quarter of 2003 compared to the first quarter of 2002. During the first quarter of 2003, the Corporation recognized a gain on sale of securities available for sale totaling $259,000, while other non-interest income totaled $734,000. Included in other non-interest income are $131,000 in write-downs of the Bank's mortgage servicing assets. Non-interest expense totaled $4,162,000 for the quarter ended March 31, 2003, a decrease of $28,000 versus the first quarter of 2002.

The overall decrease in interest income reflects an increase in volume and a decline in interest rates on earning assets, while the decrease in interest expense reflects a decrease in interest-bearing liabilities and a decrease in rates as compared to the first quarter of 2002. Further analysis is provided in sections on net interest revenue and supporting schedules.

ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS  -
An increase of $71,000 has been reflected in the allowance for loan losses in the quarter, with $-0- being provided compared to $300,000 in 2002. Loans written off against the allowance for loan losses after recoveries amounted to net recoveries of $71,000 for the first three months of 2003 versus net charge-off's of $191,000 for the same period of 2002.

After giving effect to the actions described above, the allowance for loan losses at March 31, 2003, totaled $5,182,000 or 1.08% of total loans, as compared to $5,111,000 or 1.07% at December 31, 2002.

Non-performing past due loans at March 31, 2003, aggregated $1,425,000 or 0.30% of total loans compared to $1,558,000 or 0.33% at December 31, 2002. The percentage of non-performing and past due loans compared to total assets on those same dates, respectively, amounted to 0.22% and 0.23%.

Management has made every effort to recognize all circumstances known at this time which could affect the collectibility of loans and has reflected these in determining the provision for loan losses, the writing down of other real estate owned and impaired loans to fair value and other loans (watch list) monitored by management, the charge-off of loans and the balance in the allowance for loan losses. Management believes that the provision for the quarter, and the balance in the allowance for loan losses, are adequate based on results provided by the loan grading system and circumstances known at this time.

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


(DOLLAR AMOUNTS IN THOUSANDS)

Quarter ended March 31,                                        2003        2002
--------------------------------------------------------------------------------
Interest and dividend income                                 $9,364     $10,443
Interest expense                                              3,848       4,544
--------------------------------------------------------------------------------
Net interest income                                           5,516       5,899
Tax equivalent adjustment                                        23          38
================================================================================
NET INTEREST INCOME (TAXABLE EQUIVALENT)                     $5,539     $ 5,937
================================================================================



INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS

(DOLLAR AMOUNTS IN THOUSANDS)

Quarter ended March 31,                      2003                    2002
--------------------------------------------------------------------------------
                                      Average                 Average
                                      Balance     Rate        Balance      Rate
--------------------------------------------------------------------------------
Earning Assets                       $623,233     6.02%      $605,288     6.93%
--------------------------------------------------------------------------------
Interest-bearing liabilities          542,594     2.84        536,932     3.39
--------------------------------------------------------------------------------
Interest rate spread                              3.18                    3.54
--------------------------------------------------------------------------------
Interest-free resources used
     to fund earning assets            80,639                  68,356
--------------------------------------------------------------------------------
Total Sources of Funds               $623,233     2.47       $605,288     3.00
================================================================================
NET YIELD ON EARNING ASSETS                       3.55%                   3.93%
================================================================================

CHANGES IN NET INTEREST INCOME

(DOLLAR AMOUNTS IN THOUSANDS)

                                            QUARTER ENDED MARCH 31, 2003
                                                        OVER
                                            QUARTER ENDED MARCH 31, 2002
--------------------------------------------------------------------------------
                                                    CHANGE DUE TO
                                       VOLUME           RATE             TOTAL
--------------------------------------------------------------------------------
Interest Income:
     Loans                              $442          $  (892)          $  (450)
     Securities                         (449)            (254)             (703)
     Federal Funds                        58                1                59
--------------------------------------------------------------------------------
Total Interest Earned                     51           (1,145)           (1,094)
Interest Expense:
     Interest-bearing deposits           262             (823)             (561)
     Other borrowed funds               (332)             197              (135)
--------------------------------------------------------------------------------
     Total Interest Expense              (70)            (626)             (696)
--------------------------------------------------------------------------------
NET INTEREST INCOME                     $121          $  (519)          $  (398)
================================================================================

For the quarter ended March 31, 2003, an increase in average earning assets of $17,945,000 or 2.96% and a 91-basis-point decrease in average rate of return resulted in an increase in volume of $51,000 and a decrease in rate of $1,145,000. An increase in average interest-bearing liabilities of $5,662,000 or 1.05% and a 55-basis-point decrease in average rate of interest paid contributed to an increase in volume of $70,000 and a decrease in rate of $626,000. Net interest earned on a tax equivalent basis decreased to $5,539,999 for the first quarter of 2003, down $398,000 as compared with the quarter ended March 31, 2002.


OPERATING EXPENSES

The components of total operating expenses for the periods and their percentage of gross income are as follows:

(DOLLAR AMOUNTS IN THOUSANDS)

Quarter ended March 31,                  2003                       2002
--------------------------------------------------------------------------------
                                  Amount     Percent         Amount     Percent
--------------------------------------------------------------------------------
Salaries and benefits             $2,370      22.88%         $2,244      20.08%
Other non-interest expense         1,347      13.01           1,572      14.07
Occupancy - net                      445       4.30             374       3.35
--------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES          $4,162      40.19%         $4,190      39.03%
================================================================================

For the three-month period ended March 31, 2003, operating expenses decreased by approximately $28,000 versus the
2002 period. Salaries and benefits increased by $126,000, while other non-interest expense decreased by $225,000 and occupancy increased by $71,000. The decrease is a direct result of the Corporation's commitment to control other non-interest expenses.

INTEREST RATE SENSITIVITY

The following table sets forth the distribution of the repricing of the Corporation's earning assets and interest-bearing liabilities as of March 31, 2003:

(DOLLAR AMOUNTS IN THOUSANDS)

                                      Three      Over Three      Over One
                                     Months       Months to       Year to       Over Five
                                     or Less      One Year      Five Years        Years       Total
----------------------------------------------------------------------------------------------------
Earning Assets                      $129,728      $ 58,026       $166,823      $259,492     $614,069
Interest-Bearing
     Liabilities                     128,320       126,863        260,257        17,057      532,497
----------------------------------------------------------------------------------------------------
Interest Rate
     Sensitivity Gap                $  1,408      $(68,837)      $(93,434)     $242,435      $81,572
====================================================================================================

Cumulative Interest
     Rate Sensitivity Gap           $  1,408      $(67,429)     $(160,863)     $ 81,572

Interest Rate
     Sensitivity Gap Ratio             0.23%       (11.21)%       (15.22)%        39.48%

Cumulative Interest
     Rate Sensitivity Gap Ratio        0.23%       (10.98)%       (26.20)%        13.28%

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

PROVISION AND ALLOWANCE FOR LOAN LOSSES
(DOLLAR AMOUNTS IN THOUSANDS)
Quarter ended March 31,                                       2003         2002
--------------------------------------------------------------------------------
Balance at beginning of period                               $5,111       $4,179
Provision for loan losses                                                    300
--------------------------------------------------------------------------------
                                                             $5,111        4,479
--------------------------------------------------------------------------------
Less charge-offs:
     Loans secured by real estate                                 4          104
     Commercial and industrial loans                                          32
     Consumer loans                                              40           99
--------------------------------------------------------------------------------
                                                                 44          235
--------------------------------------------------------------------------------
Add-recoveries:
     Loans secured by real estate                               100            1
     Commercial and industrial loans                             13           20
     Consumer loans                                               2           23
--------------------------------------------------------------------------------
                                                                115           44
--------------------------------------------------------------------------------
Net charge-offs (recoveries)                                    (71)         191
--------------------------------------------------------------------------------
BALANCE AT END OF PERIOD                                     $5,182       $4,288
================================================================================
Net charge-offs (recoveries) to:
     Average loans                                            (.02%)        .04%
     Loans at end of period                                   (.01%)        .04%
     Allowance for loan losses at January 1                  (1.39%)       4.57%
Allowance for loan losses at March 31 as a percentage of:
         Average loans                                        1.08%         .95%
         Loans at end of period                               1.08%         .96%


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


NON-ACCRUAL, PAST DUE AND NON-PERFORMING LOANS

(DOLLAR AMOUNTS IN THOUSANDS)

                                        03-31-03     12-31-02     09-30-02     06-30-02     03-31-02
----------------------------------------------------------------------------------------------------
Non-accrual loans                        $1,052       $1,372       $2,246       $1,412       $1,355
----------------------------------------------------------------------------------------------------
Loans contractually past
     due 90 days or more
     still accruing                         373          186        1,025          307          194
----------------------------------------------------------------------------------------------------
Total non-accrual, past due
     and restructured loans               1,425        1,558        3,271        1,719        1,549
----------------------------------------------------------------------------------------------------
Non-accrual, past due and
     restructured loans as a
     percentage of total loans            0.30%        0.33%        0.69%        0.37%        0.35%
----------------------------------------------------------------------------------------------------
Allowance for loan losses as a
     percentage of non-accrual,
     past due and restructured loans    363.90%      328.05%      150.64%      272.43%      276.82%
----------------------------------------------------------------------------------------------------

Other real estate owned - net                                                                   130
----------------------------------------------------------------------------------------------------
Total non-performing assets              $1,425       $1,558       $3,271       $1,719       $1,679

Non-performing assets as a
     percentage of total assets           0.22%        0.23%        0.47%        0.26%        0.26%
----------------------------------------------------------------------------------------------------


QUARTER-TO-DATE AVERAGE BALANCES
INTEREST EARNED - INTEREST EXPENSE


(DOLLAR AMOUNTS IN THOUSANDS)

Three months ended March 31,                      2003                                         2002
-----------------------------------------------------------------------------------------------------------------------
                                     Balance      Interest(1)        Rate         Balance      Interest(1)        Rate
-----------------------------------------------------------------------------------------------------------------------
Federal funds sold and
     temporary investments         $  24,786       $     62          1.00%       $  1,634       $      3          0.74%
Securities                           120,608          1,672          5.55         151,479          2,375          6.27
Loans                                477,839          7,653          6.41         452,175          8,103          7.17
-----------------------------------------------------------------------------------------------------------------------
Total earning assets                 623,233       $  9,387          6.02%        605,288       $ 10,481          6.93%
-----------------------------------------------------------------------------------------------------------------------
Loan loss allowance                   (5,155)                                      (4,205)
All other assets                      42,836                                       45,928
-----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                        $660,914                                     $647,011
=======================================================================================================================
LIABILITIES AND EQUITY

Interest bearing deposits           $471,368       $  2,965          2.52%       $436,611       $  3,526          3.23%
Borrowed funds                        71,226            883          4.96         100,321          1,018          4.06
-----------------------------------------------------------------------------------------------------------------------
Total interest bearing
     liabilities                     542,594          3,848          2.84         536,932          4,544          3.39
-----------------------------------------------------------------------------------------------------------------------
Interest rate spread                                                 3.18%                                        3.54%
Demand deposits                       71,176                                       65,658
Other liabilities                      4,609                                        5,578
Shareholders' equity                  42,535                                       38,843
-----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES
     AND EQUITY                     $660,914                                     $647,011
=======================================================================================================================
Net Interest Income(tax equivalent basis)          $  5,539                                       $5,937
Interest Earned/Earning Assets                                       6.02%                                        6.93%
Interest Expense/Earning Assets                                      2.47                                         3.00
-----------------------------------------------------------------------------------------------------------------------
Net Yield on Earning Assets                                          3.55%                                        3.93%
Deduct tax equivalent adjustment                         23                                           38
-----------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                $  5,516                                       $5,899
=======================================================================================================================

(1) Amounts shown are adjusted to a "tax equivalent" basis.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Corporation's assessment of its sensitivity to market risk since its presentation in the 2002 Annual Report filed with the Securities and Exchange Commission.


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

ITEM 6. Exhibits and Reports on Form 8-K

     a. Exhibits

        Exhibit 99.1 - Certification of Periodic Report

     b. Reports on Form 8-K - None

                                  EXHIBIT INDEX


                                                                        Page No.
                                                                        --------

3. Articles of Organization, as amended                                     *

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


                                         WESTBANK CORPORATION



Date: May 8, 2003                         /s/ Donald R. Chase
                                         -----------------------------------
                                         Donald R. Chase
                                         President and Chief Executive Officer


Date: May 8, 2003                         /s/ John M. Lilly
                                         -----------------------------------
                                         John M. Lilly
                                         Treasurer and Chief Financial Officer

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


Date: May 8, 2003                          /s/ Donald R. Chase
                                          -------------------------------------
                                          Donald R. Chase
                                          President and Chief Executive Officer

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


Date: May 8, 2003                          /s/ John M. Lilly
                                          -------------------------------------
                                          John M. Lilly
                                          Treasurer and Chief Financial Officer