Form 10-Q
period 2003-06-30
WESTBANK CORP
filed 2003-08-13
CIK 742070

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


                  For the quarterly period ended JUNE 30, 2003


                        Commission file number 0 - 12784


                              WESTBANK CORPORATION
             (Exact name of registrant as specified in its charter)


          MASSACHUSETTS                                       04-2830731
(State of other jurisdiction of                       (I.R.S. Employer I.D. No.)
 incorporation or organization)


  225 PARK AVENUE, WEST SPRINGFIELD, MASSACHUSETTS            01090-0149
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

                                YES  [X]  NO  [ ]


Common stock, par value $2.00 per share: 4,389,431 shares outstanding as of July 31, 2003
================================================================================

                      WESTBANK CORPORATION AND SUBSIDIARIES

                                      INDEX

                         PART I - FINANCIAL INFORMATION



ITEM 1. Financial Statements                                               Page
                                                                           ----

        Condensed Consolidated Balance Sheets                                3

        Condensed Consolidated Statements of Income                          4

        Condensed Consolidated Statements of Stockholders' Equity            5

        Condensed Consolidated Statements of Comprehensive Income            5

        Condensed Consolidated Statements of Cash Flows                      6

        Notes to Condensed Consolidated Financial Statements                7-9


ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                      10-20


ITEM 3. Quantitative and Qualitative Disclosures About Market Risk          21


ITEM 4. Controls and Procedures                                             21


                        PART II - OTHER INFORMATION


ITEM 1. Legal Proceedings                                                   21

ITEM 2. Changes in Rights of Securities Holders                             21

ITEM 3. Defaults by Company on its Senior Securities                        21

ITEM 4. Results of Votes on Matters Submitted to a
          Vote of Security Holders                                          21

ITEM 5. Other Events                                                        21

ITEM 6. Exhibits and Reports on Form 8-K                                    21

        Exhibit Index                                                       22

Signatures                                                                  23

ITEM 1. FINANCIAL STATEMENTS

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       June 30, 2003
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)    (Unaudited)      December 31, 2002
------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks:
      Non-interest bearing                               $  20,036           $  18,967
      Interest bearing                                          83                  98
Federal funds sold                                          24,922              28,185
------------------------------------------------------------------------------------------
Total cash and cash equivalents                             45,041              47,250
------------------------------------------------------------------------------------------
Securities available for sale                              122,254             132,296
Securities held to maturity
      (approximate fair value of
      $334 in 2003 and $586 in 2002)                           317                 436
------------------------------------------------------------------------------------------
Total securities                                           122,571             132,732
------------------------------------------------------------------------------------------
Loans                                                      456,593             478,832
Allowance for loan losses                                    5,122               5,111
------------------------------------------------------------------------------------------
Net loans                                                  451,471             473,721
Premises and equipment, net                                  6,351               6,586
Bank-owned life insurance                                    8,529               8,333
Accrued interest receivable                                  2,634               3,037
Intangible assets                                            8,837               8,837
Other assets                                                 4,404               2,367
------------------------------------------------------------------------------------------
TOTAL ASSETS                                             $ 649,838           $ 682,863
==========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
      Non-interest bearing                               $  72,493           $  74,169
      Interest bearing                                     464,790             487,578
------------------------------------------------------------------------------------------
            Total deposits                                 537,283             561,747
Borrowed funds                                              46,403              56,392
Accrued interest payable                                       526                 665
Other liabilities                                            4,419               4,447
------------------------------------------------------------------------------------------
            Total liabilities                              588,631             623,251
------------------------------------------------------------------------------------------
Mandatorily redeemable preferred stock                      17,000              17,000
------------------------------------------------------------------------------------------
Stockholders' Equity:
Common stock        - $2 par value
      Authorized    - 9,000,000 shares
      Issued        - 4,523,485 shares in 2003 and 2002      9,047               9,047
Additional paid in capital                                  14,516              14,497
Retained earnings                                           20,731              18,780
Treasury stock                                              (1,917)             (2,091)
Accumulated other comprehensive income                       1,830               2,379
------------------------------------------------------------------------------------------
            Total Stockholders' Equity                      44,207              42,612
------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 649,838           $ 682,863
==========================================================================================

     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                Quarter Ended June 30,           Six Months Ended June 30,
                                                                  2003         2002                  2003         2002
---------------------------------------------------------------------------------------------------------------------------
Income:
      Interest and fees on loans                               $  7,281     $  7,988              $ 14,914     $ 16,057
      Interest and dividend income on securities                  1,598        2,189                 3,267        4,560
Interest on federal funds sold                                       54           29                   116           32
---------------------------------------------------------------------------------------------------------------------------
Total interest and dividend income                                8,933       10,206                18,297       20,649
Interest expense                                                  3,584        4,449                 7,432        8,993
---------------------------------------------------------------------------------------------------------------------------
Net interest income                                               5,349        5,757                10,865       11,656
Provision for loan losses                                             0          433                     0          733
---------------------------------------------------------------------------------------------------------------------------
Net interest income after
      provision for loan losses                                   5,349        5,324                10,865       10,923
---------------------------------------------------------------------------------------------------------------------------
Non-interest income:
      Gain/(Loss) on sale of securities                               4                                263         (277)
      Gain/(Loss) on sale of loans                                  246          (54)                  246           73
      Other non-interest income                                     744        1,391                 1,478        2,274
---------------------------------------------------------------------------------------------------------------------------
Total non-interest income                                           994        1,337                 1,987        2,070
---------------------------------------------------------------------------------------------------------------------------
Non-interest expenses:
      Salaries and benefits                                       2,443        2,277                 4,813        4,521
      Other non-interest expense                                  1,421        1,493                 2,768        3,065
      Occupancy - net                                               365          396                   810          770
---------------------------------------------------------------------------------------------------------------------------
Total non-interest expense                                        4,229        4,166(1)              8,391        8,356(2)
---------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                        2,114        2,495                 4,461        4,637
Income taxes                                                        612          555                 1,453        1,279
---------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                     $  1,502     $  1,940(1)           $  3,008     $  3,358(2)
---------------------------------------------------------------------------------------------------------------------------
Net income per share
                           - Basic                                $0.34        $0.46(1)              $0.69        $0.79(2)
                           - Diluted                              $0.33        $0.45(1)              $0.67        $0.78(2)

Weighted average shares outstanding
                           - Basic                            4,381,490    4,205,618             4,363,070    4,234,669
                           - Dilutive Option Shares             155,566      122,819               151,515       99,796
---------------------------------------------------------------------------------------------------------------------------
                           - Diluted                          4,537,056    4,328,437             4,514,585    4,334,465
---------------------------------------------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.


(1) Net income for the quarter ended June 30, 2002 has been restated to reflect the September 30, 2002 adoption of SFAS No. 147 ("Acquisition of Certain Financial Institutions"). Accordingly, for the quarter ended June 30, 2002, non-interest expense has been reduced by $171,000, net income has been increased by $102,000, and basic and diluted net income per share were increased by $0.02 and $0.03 respectively for the removal of amortization expenses related to goodwill.

(2) Net income for the six-month period ended June 30, 2002 has been restated to reflect the September 30, 2002 adoption of SFAS No. 147 ("Acquisition of Certain Financial Institutions"). Accordingly, for the six months ended June 30, 2002, non-interest expense has been reduced by $342,000, net income has been increased by $205,000, and basic and diluted net income per share both were increased by $0.05 for the removal of amortization expenses related to goodwill.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 2002 AND SIX MONTHS ENDED JUNE 30, 2003

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                         COMMON STOCK                                              ACCUMULATED
                                         ------------       ADDITIONAL                                OTHER
                                       NUMBER       PAR      PAID-IN     RETAINED    TREASURY     COMPREHENSIVE
                                      OF SHARES    VALUE     CAPITAL     EARNINGS      STOCK      INCOME/(LOSS)     TOTAL
---------------------------------------------------------------------------------------------------------------------------
BALANCE - JANUARY 1, 2002             4,266,383   $8,632    $11,782      $ 17,787    $   (431)       $ 1,246       $39,016
===========================================================================================================================
Net income                                                                  6,009                                    6,009
Cash dividends declared
      ($.40 per share)                                                     (1,849)                                  (1,849)
Shares issued from treasury stock:
      Stock option plan                  54,055                (243)                      547                          304
      Dividend reinvestment and
       stock purchase plan               42,310                 122                       408                          530
Changes in unrealized gain/(loss)
 on securities available for sale                                                                      1,133         1,133
Income tax benefit for exercise of
 non-qualified stock options                                     84                                                     84
Five percent common stock dividend      207,690      415      2,752        (3,167)
Repurchase of common stock             (202,658)                                       (2,615)                      (2,615)
---------------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2002           4,367,780    9,047     14,497        18,780      (2,091)         2,379        42,612
===========================================================================================================================

(Unaudited)

Net income                                                                  3,008                                    3,008
Cash dividends declared
      ($.12 per share)                                                     (1,057)                                  (1,057)
Shares issued from treasury stock:
      Stock option plan                  17,080                (100)                      223                          123
      Dividend reinvestment and
            stock purchase plan          24,428                  36                       315                          351
Changes in unrealized gain/(loss)
      on securities available for sale                                                                  (549)         (549)
Income tax benefit for exercise of
      non-qualified stock options                                83                                                     83
Repurchase of common stock              (25,727)                                         (364)                        (364)
---------------------------------------------------------------------------------------------------------------------------
BALANCE - JUNE 30, 2003               4,383,561   $9,047    $14,516      $ 20,731    $ (1,917)       $ 1,830       $44,207
===========================================================================================================================

     See accompanying notes to condensed consolidated financial statements.




CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited) (DOLLARD IN THOUSANDS)
                                                                  Quarter Ended June 30,          Six Months Ended June 30,
                                                                    2003          2002                2003          2002
---------------------------------------------------------------------------------------------------------------------------
Net income                                                        $ 1,502        $1,940             $ 3,008        $3,358
---------------------------------------------------------------------------------------------------------------------------
Unrealized gain (loss) on securities available for sale,
      net of income taxes (benefit) of $66 and $872 for
      the quarter and $(193) and $200 for the six-month
      periods ended June 30, 2003 and 2002 respectively               128         1,693                (375)          389
Reclassification adjustment for gains (losses)
      Included in net income, net of income taxes (benefit)
      of $(1) and $0 for the second quarter of 2003 and
      2002 respectively, and net of income taxes of $(89)
      and $94 for the six months ended June 30, 2003
      and 2002 respectively                                            (3)                             (174)          183
---------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss)                                     125         1,693                (549)          572
---------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                              $ 1,627        $3,633             $ 2,459        $3,930
===========================================================================================================================

     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited) (DOLLAR AMOUNTS IN THOUSANDS)
                                                                              Six months ended June 30,
                                                                                 2003           2002
-------------------------------------------------------------------------------------------------------
Operating Activities:
Net income                                                                    $  3,008       $  3,358
Adjustments to reconcile net income to net
      cash provided by operating activities:
            Provision for loan losses                                                             733
            Provision for other real estate owned                                                  11
            Accretion of discount on investment securities                         (20)           (27)
            Depreciation and amortization                                          339            380
            Realized loss/(gain) on sale of securities                            (263)           277
            Gain on sale of mortgages                                             (246)           (73)
            Gain on sale of other real estate owned                                               (55)
            (Increase)/Decrease in accrued interest receivable                     403           (212)
            (Increase) in bank-owned life insurance                               (196)
            (Increase) in other assets                                          (2,037)          (253)
            Increase/(Decrease) in accrued interest payable on deposits           (139)           436
            (Decrease) in other liabilities                                        (28)          (735)
-------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                          821          3,840
=======================================================================================================
Investing activities:
      Investments and mortgage-backed securities:
            Held to maturity:
                 Proceeds from maturities and principal payments                   119            193
            Available for sale:
                 Purchases                                                     (21,392)       (35,127)
                 Proceeds from sales                                             7,459         21,260
                 Proceeds from maturities and principal payments                49,267         47,958
Purchases of premises and equipment                                               (104)           (27)
Proceeds from loan sales                                                         6,462
Net (increase) in loans                                                         (9,524)       (48,186)
Proceeds from sale of other real estate owned                                                     250
-------------------------------------------------------------------------------------------------------
Net cash provided by/(used in) investing activities                             32,287        (13,679)
=======================================================================================================
Financing activities:
      Net increase/(decrease) in deposits                                      (24,464)        27,780
      Net increase/(decrease) in borrowings                                     (9,989)         3,335
      Treasury stock (purchased)/issued, net                                       193            (23)
      Dividends paid                                                            (1,057)          (934)
-------------------------------------------------------------------------------------------------------
Net cash provided by/(used in) financing activities                            (35,317)        30,158
=======================================================================================================
Decrease in cash and cash equivalents                                           (2,209)        20,319
Cash and cash equivalents at beginning of period                                47,250         17,451
-------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                    $ 45,041       $ 37,770
=======================================================================================================
Cash paid:
      Interest on deposits and other borrowings                               $  7,571       $  8,965
      Income taxes                                                               6,180          2,293
Supplemental disclosure of cash flow information:
      Securitization of loans into mortgage-backed securities                   26,079         23,495

     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(Unaudited)


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


NOTE B - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for the quarters and six-month periods ended June 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles"). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim reports. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts. Actual results could differ significantly from these estimates.

For further information, please refer to the Consolidated Financial Statements and footnotes thereto included in the Westbank Corporation Annual Report on Form 10-K for the year ended December 31, 2002.


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

The following table shows net income and earnings per share for the quarters ended June 30, 2003 and 2002 and for the six month periods ended June 30, 2002 and 2003, as if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                                  Quarter Ended June 30,         Six Months Ended June 30,
(DOLLARS IN THOUSANDS)                                              2003           2002            2003             2002
---------------------------------------------------------------------------------------------------------------------------
Net income:
      Reported net income                                         $ 1,502         $1,940          $3,008           $3,358
      Add:       Stock-based employee compensation expense
                 included in reported net income, net of related
                 tax effects                                           47                             67
      Deduct:    Total stock-based employee compensation
                 expense determined under fair value based
                 method for all awards net of related taxes
                 effects (1)                                           47             22              67               27
---------------------------------------------------------------------------------------------------------------------------
Pro forma net income                                              $ 1,502         $1,918          $3,008           $3,331
===========================================================================================================================

Earnings per share:

      Basic - as reported                                           $0.34          $0.46           $0.69            $0.79
===========================================================================================================================

      Basic - pro forma                                             $0.34          $0.46           $0.69            $0.79
===========================================================================================================================

      Diluted - as reported                                         $0.33          $0.45           $0.67            $0.78
===========================================================================================================================

      Diluted - pro forma                                           $0.33          $0.44           $0.67            $0.77
===========================================================================================================================

(1) All previously awarded grants were fully amortized prior to January 2, 2003.


NOTE D - CONTINGENT LIABILITIES

On June 23, 2003, the Corporation's subsidiary Westbank ("the Bank") settled its dispute with the Massachusetts Department of Revenue ("DOR") over a change in state law regarding tax deductions for real estate investment trust ("REIT") dividends for 2002 and prior tax years. The financial settlement with the DOR had no material impact on the Corporation's financial results for the quarter ended June 30, 2003.

NOTE E - RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2003, the Corporation adopted FASB Interpretation 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Corporation has financial and performance letters of credit. Financial letters of credit require the Corporation to make payment if the customer's financial condition deteriorates, as defined in the agreements. Performance letters of credit require the Corporation to make payments if the customer fails to perform certain non-financial contractual obligations. The Corporation previously did not record a liability when guaranteeing obligations, unless it became probable that the Corporation would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Corporation issues or modifies subsequent to December 31, 2002. The Corporation defines the initial fair value of the letters of credit as the fee received from the customer. The fees collected as of June 30, 2003 were immaterial. The maximum potential undiscounted amount of future payments of letters of credit under FIN 45 as of June 30, 2003 were approximately $203,000, of which $193,000 will expire on January 15, 2004 and $10,000 will expire on February 13, 2004. Amounts due under these letters of credit would be reduced by any proceeds that the Corporation would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The Corporation has not recorded any contingent liabilities related to these letters of credit.

In January 2003, the FASB issued FASB Interpretation 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements", for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities, within the scope of FIN 46, will be required to be consolidated by their primary beneficiary. The primary beneficiary is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Corporation does not anticipate FIN 46 will have a material impact on its consolidated financial position or results of operations.

On May 15, 2003, the FASB issued Statement 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." Statement 150 requires the reclassification of certain financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value of redemption amount, as applicable, in earnings. On July 1, 2003, the Corporation will adopt FASB Statement 150, requiring the Corporation to change the classification of mandatorily redeemable preferred stock in the statement of financial position from the mezzanine to liabilities. The change will not have a material impact on the Corporation's results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SIX MONTHS ENDED JUNE 30, 2003 AND 2002

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS -

The following forward-looking statements are made in accordance with the Private Securities Litigation Reform Act of 1995.

The Corporation has made and may make in the future forward-looking statements concerning future performance, including, but not limited to, future earnings and events or conditions that may affect such future performance. These forward-looking statements are based upon management's expectations and belief concerning possible future developments and the potential effect of such future developments on the Corporation. There is no assurance that such future developments will be in accordance with management's expectations and belief or that the effect of any future developments on the Corporation will be those anticipated by the Corporation's management.

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

4.       Changes in interest rates;

5. The cost and other effects of unanticipated legal and administrative cases and proceedings, settlements and investigations;

6. Changes in laws and regulations, including federal and state banking laws and regulations, to which the Corporation and its subsidiaries are subject;

7. Changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board or any regulatory agency having authority over the Corporation and/or its subsidiaries; and

8. Disruption in general economic conditions due to military or terrorist activity.

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

SECURITIES

Securities that management has the positive intent and ability to hold until maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Those securities that have been identified as assets for which there is not a positive intent to hold to maturity, including all marketable equity securities, are classified as available for sale with unrealized gains (losses), net of income taxes, reported as a separate component of stockholders' equity. The Corporation determines if securities will be classified as held to maturity or available for sale at the time of purchase. In addition, any mortgage-backed securities created out of the Corporation's own inventory of residential real estate loans are also considered available for sale. Gains and losses on sales of securities are recognized in non-interest income at the time of sale on a specific identification basis. Securities that have experienced an other than temporary decline in fair value are written down to estimated fair value, establishing a new cost basis with the amount of the write-down expensed as a realized loss. The Corporation does not engage in trading activities.

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

Non-accrual loans are loans on which the accrual of interest ceases when the collection of principal or interest payments is determined to be doubtful by management. It is the general policy of the Corporation to discontinue the accrual of interest when principal or interest payments are delinquent ninety
(90) days, unless the loan principal and interest are determined by management to be fully collectible and the loan is in the process of collection. Any unpaid amounts previously accrued on these loans are reversed from income. Interest received on a loan in non-accrual status is applied to reduce principal or, if management determines that the principal is collectible, applied to interest on a cash basis. A loan is returned to accrual status after the borrower has brought the loan current and has demonstrated compliance with the loan terms for a sufficient period, and management's doubts concerning collectibility have been removed.

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

The appropriateness of the allowance for loan losses is evaluated quarterly by management. Factors considered in evaluating the appropriateness of the allowance include the size and concentration of the portfolio, previous loss experience, current economic conditions and their effect on borrowers, the financial condition of individual borrowers and the related performance of individual loans in relation to contract terms. The provision for loan losses charged to operating expense is based upon management's judgment of the amount necessary to maintain the allowance at an appropriate level to absorb losses. Management also retains an independent loan review consultant to provide advice on the appropriateness of the loan loss allowance. Loan losses are charged against the allowance for loan losses when management believes the collectibility of the principal is doubtful.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate. There were no mortgage loans originated and intended for sale. Net unrealized losses are recognized through a valuation allowance charged to income as of June 30, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS -

On January 1, 2003, the Corporation adopted FASB Interpretation 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Corporation has financial and performance letters of credit. Financial letters of credit require the Corporation to make payment if the customer's financial condition deteriorates, as defined in the agreements. Performance letters of credit require the Corporation to make payments if the customer fails to perform certain non-financial contractual obligations. The Corporation previously did not record a liability when guaranteeing obligations, unless it became probable that the Corporation would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Corporation issues or modifies subsequent to December 31, 2002. The Corporation defines the initial fair value of the letters of credit as the fee received from the customer. The fees collected as of June 30, 2003 were immaterial. The maximum potential undiscounted amount of future payments of letters of credit under FIN 45 as of June 30, 2003 were approximately $203,000, of which $193,000 will expire on January 15, 2004 and $10,000 will expire on February 13, 2004. Amounts due under these letters of credit would be reduced by any proceeds that the Corporation would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The Corporation has not recorded any contingent liabilities related to these letters of credit.


CHANGES IN FINANCIAL CONDITION -

Total consolidated assets amounted to $649,838,000 on June 30, 2003 compared to $682,863,000 on December 31, 2002. As of June 30, 2003 and December 31, 2002,
earning assets amounted to, respectively, $604,169,000 or 93% of total assets and $639,847,000 or 94% of total assets. Earning assets decreased during the first six months of 2003 as a result of a decrease in loans, federal funds sold and securities. A decrease in deposits and a decrease in borrowed funds offset the decrease in earning assets.


CHANGES IN RESULTS OF OPERATIONS -

For the quarter ended June 30, 2003, net income totaled $1,502,000 compared to $1,940,000 for the quarter ended June 30, 2002. During the second quarter of 2003, the Corporation securitized approximately $26,000,000 in residential loans and sold another $6,500,000 of real estate loans in the secondary mortgage market. For the six months ended June 30, 2003, net income was $3,008,000, compared to $3,358,000 for the same period during 2002.

Non-interest income declined by $993,000 during the second quarter of 2003 compared to the second quarter of 2002. During the second quarter of 2003, the Corporation recognized a gain on sale of securities available for sale and a gain on sale of loans totaling $4,000 and $246,000 respectively, while other non-interest income totaled $744,000. Included in other non-interest income is $271,250 in write-downs of the Bank's mortgage servicing assets. During the second quarter of 2002, the Corporation's non-interest income included $579,000 in life insurance proceeds. Non-interest expense totaled $4,229,000 for the quarter ended June 30, 2003, an increase of $63,000 versus the second quarter of 2002.

The overall decrease in interest income reflects a decrease in volume and a decline in interest rates on earning assets, while the decrease in interest expense reflects a decrease in interest-bearing liabilities and a decrease in rates as compared to the second quarter of 2002. Further analysis is provided in sections on net interest revenue and supporting schedules.


ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS -

A decrease of $60,000 has been reflected in the allowance for loan losses at June 30, 2003 as compared to June 30, 2002. The Corporation recorded no provision for the quarter ended June 30, 2003 as compared to $433,000 in 2002. Loans written off against the allowance for loan losses after recoveries amounted to net charge-offs of $60,000 for the quarter ended June 30, 2003 versus net charge-offs of $38,000 for the same period of 2002.

The allowance for loan losses at June 30, 2003 totaled $5,122,000 or 1.12% of total loans, as compared to $5,111,000 or 1.07% at December 31, 2002.

Non-performing past due loans at June 30, 2003 aggregated $1,462,000 or 0.32% of total loans compared to $1,558,000 or 0.33% at December 31, 2002. The percentage of non-performing and past due loans compared to total assets on those same dates, respectively, amounted to 0.23% and 0.23%.

Management has made every effort to evaluate all circumstances known at this time that could affect the collectibility of loans and has reflected these in determining the provision for loan losses, the writing down of other real estate owned and impaired loans to fair value and other loans (watch list) monitored by management, the charge-off of loans and the balance in the allowance for loan losses. Management believes that the provision for the quarter, and the balance in the allowance for loan losses, are adequate based on the results of management's loan reserve evaluation process and circumstances known at this time.

NET INTEREST INCOME

The Corporation's earning assets include a diverse portfolio of earning instruments ranging from the Corporation's core business of loan extensions to interest-bearing securities issued by federal, state and municipal authorities. These earning assets are financed through a combination of interest-bearing and interest-free sources.

Net interest income, the most significant component of earnings, is the amount by which the interest generated by assets exceeds the interest expense on liabilities. For analytical purposes, the interest earned on tax exempt assets is adjusted to a "tax equivalent" basis to recognize the income tax savings that facilitates comparison between taxable and tax exempt assets.

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

(DOLLAR AMOUNTS IN THOUSANDS)
                                              Quarter Ended June 30,       Six Months Ended June 30,
                                                 2003       2002                2003         2002
----------------------------------------------------------------------------------------------------
Interest and dividend income                    $8,933   $ 10,206            $18,297      $ 20,649
Interest expense                                 3,584      4,449              7,432         8,993
----------------------------------------------------------------------------------------------------
Net interest income                              5,349      5,757             10,865        11,656
Tax equivalent adjustment                           27         51                 50            89
----------------------------------------------------------------------------------------------------
NET INTEREST INCOME (TAXABLE EQUIVALENT)       $ 5,376   $  5,808            $10,915      $ 11,745
====================================================================================================

INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS

(DOLLAR AMOUNTS IN THOUSANDS)
                                             Quarter Ended June 30,                     Six Months Ended June 30,
------------------------------------------------------------------------------------------------------------------------
                                           2003                    2002                2003                  2002
------------------------------------------------------------------------------------------------------------------------
                                     Average                Average              Average               Average
                                     Balance    Rate        Balance   Rate       Balance    Rate       Balance    Rate
------------------------------------------------------------------------------------------------------------------------
Earning assets                      $604,565    5.93%     $609,753    6.73%     $613,847    5.98%    $ 607,521    6.82%
------------------------------------------------------------------------------------------------------------------------

Interest-bearing liabilities         521,869    2.75       532,410    3.34       532,166    2.79       534,671    3.36
------------------------------------------------------------------------------------------------------------------------

Interest rate spread                            3.18                  3.39                  3.19                  3.46
------------------------------------------------------------------------------------------------------------------------

Interest-free resources used
      to fund earning assets          82,696                77,343                81,667                72,850
------------------------------------------------------------------------------------------------------------------------

Total Sources of Funds              $604,565              $609,753              $613,847             $ 607,521

------------------------------------------------------------------------------------------------------------------------
NET YIELD ON EARNING ASSETS                     3.56%                 3.81%                 3.56%                 3.87%
========================================================================================================================

CHANGES IN NET INTEREST INCOME

(DOLLAR AMOUNTS IN THOUSANDS)

                                             QUARTER ENDED JUNE 30, 2003
                                                         OVER
                                             QUARTER ENDED JUNE 30, 2002
--------------------------------------------------------------------------------
                                                   CHANGE DUE TO
                                     VOLUME            RATE              TOTAL
--------------------------------------------------------------------------------
Interest Income:
      Loans                          $  (67)         $ (651)            $ (718)
      Securities                       (316)           (288)              (604)
      Federal funds                      57             (32)                25
--------------------------------------------------------------------------------
Total Interest Earned                  (326)           (971)            (1,297)
Interest Expense:
      Interest-bearing deposits          49            (737)              (688)
      Other borrowed funds             (215)             38               (177)
--------------------------------------------------------------------------------
      Total Interest Expense           (166)           (699)              (865)
--------------------------------------------------------------------------------
NET INTEREST INCOME                  $ (160)         $ (272)            $ (432)
================================================================================

For the quarter June 30, 2003, a decrease in average earning assets of $5,188,000 or 0.85% and a 80-basis-point decrease in average rate of return resulted in a decrease in volume of $326,000 and a decrease in rate of $971,000. A decrease in average interest-bearing liabilities of $10,541,000 or 1.98% and a 59-basis-point decrease in average rate of interest paid contributed to a decrease in volume of $166,000 and a decrease in rate of $699,000. Net interest earned on a tax equivalent basis decreased to $5,376,000 for the second quarter of 2003, down $432,000 as compared with the quarter ended June 30, 2002.

CHANGES IN NET INTEREST INCOME

(DOLLAR AMOUNTS IN THOUSANDS)

                                           SIX MONTHS ENDED JUNE 30, 2003
                                                        OVER
                                           SIX MONTHS ENDED JUNE 30, 2002
--------------------------------------------------------------------------------
                                                    CHANGE DUE TO
                                       VOLUME           RATE           TOTAL
--------------------------------------------------------------------------------
Interest Income:
      Loans                           $   373          $(1,541)       $(1,168)
      Securities                         (718)            (589)        (1,307)
      Federal funds                       113              (29)            84
--------------------------------------------------------------------------------
Total Interest Earned                    (232)          (2,159)        (2,391)
Interest Expense:
      Interest-bearing deposits           311           (1,560)        (1,249)
      Other borrowed funds               (368)              56           (312)
--------------------------------------------------------------------------------
      Total Interest Expense              (57)          (1,504)        (1,561)
--------------------------------------------------------------------------------
NET INTEREST INCOME                   $  (175)         $  (655)       $  (830)
================================================================================


For the six-month period ended June 30, 2003, an increase in average earning assets of $6,326,000 or 1.04% and an 84-basis-point decrease in average rate of return resulted in a decrease in volume of $232,000 and a decrease in rate of $2,159,000. A decrease in average interest-bearing liabilities of $2,505,000 or 0.47% and a 57-basis-point decrease in average rate of interest paid contributed to a decrease in volume of $57,000 and a decrease in rate of $1,504,000. Net interest earned on a tax equivalent basis decreased to $10,915,000 for the six-month period ended June 30, 2003, down $830,000 as compared with the six months ended June 30, 2002.





OPERATING EXPENSES

The components of total operating expenses for the periods and their percentage of interest income and non-interest income are as follows:

(DOLLAR AMOUNTS IN THOUSANDS)

                                        Quarter Ended June 30,                           Six Months Ended June 30,
                                     2003                    2002                      2003                     2002
---------------------------------------------------------------------------------------------------------------------------
                              Amount     Percent       Amount     Percent        Amount     Percent      Amount     Percent
---------------------------------------------------------------------------------------------------------------------------
Salaries and benefits         $ 2,443    24.61%       $ 2,277    19.73%          $4,813     23.73%       $4,521     19.90%
Other non-interest expense      1,421    14.31          1,493    12.93            2,768     13.65         3,065     13.49
Occupancy - net                   365     3.68            396     3.43              810      3.99           770      3.39
---------------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES      $ 4,229    42.60%       $ 4,166    36.09%          $8,391     41.37%       $8,356     36.78%
===========================================================================================================================

For the three-month period ended June 30, 2003, operating expenses increased by approximately $63,000 versus the 2002 period. Salaries and benefits increased by $166,000, while other non-interest expense and occupancy decreased by $72,000 and $31,000 respectively.

For the six-month period ended June 30, 2003, operating expenses increased by approximately $35,000 versus the 2002 period. Salaries and benefits increased by $292,000, while other non-interest expense decreased by $297,000 and occupancy increased by $40,000. The net increase of approximately $35,000 is a direct result of the Corporation's continued commitment to control other non-interest expenses.

INTEREST RATE SENSITIVITY

The following table sets forth the distribution of the repricing of the Corporation's earning assets and interest-bearing liabilities as of June 30, 2003.

(DOLLAR AMOUNTS IN THOUSANDS)

                                      Three          Over Three        Over One
                                     Months           Months to         Year to         Over Five
                                     or Less          One Year        Five Years          Years            Total
--------------------------------------------------------------------------------------------------------------------
Earning Assets                      $117,772          $ 51,308         $164,664          $270,425         $604,169
Interest-Bearing
      Liabilities                    139,414           108,320          263,122            17,337          528,193
--------------------------------------------------------------------------------------------------------------------
Interest Rate
      Sensitivity Gap               $(21,642)         $(57,012)        $(98,458)         $253,088         $ 75,976
====================================================================================================================

Cumulative Interest
      Rate Sensitivity Gap          $(21,642)         $(78,654)       $(177,112)         $ 75,976

Interest Rate
      Sensitivity Gap Ratio           (3.58)%            (9.44)%         (16.30)%           41.89%

Cumulative Interest
      Rate Sensitivity Gap Ratio      (3.58)%           (13.02)%         (29.31)%           12.58%

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

PROVISION AND ALLOWANCE FOR LOAN LOSSES

(DOLLAR AMOUNTS IN THOUSANDS)

                                              Quarter Ended June 30,          Six Months Ended June 30,
-------------------------------------------------------------------------------------------------------
                                                2003         2002                 2003         2002
-------------------------------------------------------------------------------------------------------
Balance at beginning of period                 $5,182       $4,288               $5,111       $4,179
Provision for loan losses                                      433                               733
-------------------------------------------------------------------------------------------------------
                                                5,182        4,721                5,111        4,912
-------------------------------------------------------------------------------------------------------
Less charge-offs:
      Loans secured by real estate                  2           20                    6          124
      Commercial and industrial loans              32            4                   32           36
-------------------------------------------------------------------------------------------------------
      Consumer loans                               27           43                   67          142
-------------------------------------------------------------------------------------------------------
                                                   61           67                  105          302
-------------------------------------------------------------------------------------------------------
Add recoveries:
      Loans secured by real estate                              15                  100           16
      Commercial and industrial loans                            8                   13           28
      Consumer loans                                1            6                    3           29
-------------------------------------------------------------------------------------------------------
                                                    1           29                  116           73
-------------------------------------------------------------------------------------------------------
Net charge-offs (recoveries)                       60           38                  (11)         229
-------------------------------------------------------------------------------------------------------
BALANCE AT END OF PERIOD                       $5,122       $4,683               $5,122       $4,683
=======================================================================================================
Net charge-offs (recoveries) to:
      Average loans                              .01%         .01%                 Nil          .05%
      Loans at end of period                     .01%         .01%                 Nil          .05%
      Allowance for loan losses at January 1    1.17%         .89%                (.22)%       5.50%
Allowance for loan losses at June 30
      as a percentage of
            Average loans                       1.12%        1.02%                 1.10%       1.03%
            Loans at end of period              1.12%        1.00%                 1.12%       1.00%

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

NON-ACCRUAL, PAST DUE AND NON-PERFORMING LOANS

(DOLLAR AMOUNTS IN THOUSANDS)

                                         6-30-03      3-31-03     12-31-02      9-30-02      6-30-02
------------------------------------------------------------------------------------------------------
Non-accrual loans                         $1,116       $1,052       $1,372       $2,246       $1,412
------------------------------------------------------------------------------------------------------

Loans contractually past
      due 90 days or more
      still accruing                         346          373          186        1,025          307
------------------------------------------------------------------------------------------------------

Total non-accrual, past due
      and restructured loans               1,462        1,425        1,558        3,271        1,719
------------------------------------------------------------------------------------------------------

Non-accrual, past due and
      restructured loans as a
      percentage of total loans             0.32%        0.30%        0.33%        0.69%        0.37%
------------------------------------------------------------------------------------------------------

Allowance for loan losses as a
      percentage of non-accrual,
      past due and restructured loans     350.34%      363.90%      328.05%      150.64%      272.43%
------------------------------------------------------------------------------------------------------

Other real estate owned - net
------------------------------------------------------------------------------------------------------

Total non-performing assets               $1,462       $1,425       $1,558       $3,271       $1,719

Non-performing assets as a
      percentage of total assets            0.23%        0.22%        0.23%        0.47%        0.26%
------------------------------------------------------------------------------------------------------

QUARTER-TO-DATE AVERAGE BALANCES
INTEREST EARNED - INTEREST EXPENSE

(DOLLAR AMOUNTS IN THOUSANDS)
                                                                        Quarter ended June 30,
                                                            2003                                       2002
--------------------------------------------------------------------------------------------------------------------------
                                              Balance     Interest(1)  Rate               Balance    Interest(1)   Rate
--------------------------------------------------------------------------------------------------------------------------
Federal funds sold and
 temporary investments                       $ 21,797      $   54     0.99%              $  3,794     $    29     3.06%
Securities                                    125,311       1,602     5.11                144,680       2,206     6.10
Loans                                         457,457       7,304     6.39                461,279       8,022     6.96
--------------------------------------------------------------------------------------------------------------------------
Total earning assets                          604,565      $8,960     5.93%               609,753      10,257     6.73%
--------------------------------------------------------------------------------------------------------------------------
Loan loss allowance                            (5,200)                                     (4,405)
All other assets                               42,082                                      44,583
--------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                 $641,447                                    $649,931
==========================================================================================================================

LIABILITIES AND EQUITY

Interest-bearing deposits                    $457,923      $2,772     2.42%              $451,420      $3,460     3.07%
Borrowed funds                                 63,946         812     5.08                 80,990         989     4.89
--------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
 Liabilities                                  521,869      $3,584     2.75                532,410       4,449     3.34
--------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                                  3.18%                                       3.39%
Demand deposits                                72,275                                      72,708
Other liabilities                               4,077                                       5,265
Shareholders' equity                           43,226                                      39,548
--------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES
 AND EQUITY                                  $641,447      $5,376                        $649,931
==========================================================================================================================
Net Interest Income (tax equivalent basis)                                                             $5,808
Interest Earned/Earning Assets                                        5.93%                                       6.73%
Interest Expense/Earning Assets                                       2.37                                        2.92
--------------------------------------------------------------------------------------------------------------------------
Net Yield on Earning Assets                                           3.56%                                       3.81%
Deduct tax equivalent adjustment                               27                                          51
--------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                        $5,349                                      $5,757
==========================================================================================================================

(1) Amounts shown are adjusted to a "tax equivalent" basis.

QUARTER-TO-DATE AVERAGE BALANCES
INTEREST EARNED - INTEREST EXPENSE

(DOLLAR AMOUNTS IN THOUSANDS)
                                                                        Six months ended June 30,
                                                            2003                                       2002
--------------------------------------------------------------------------------------------------------------------------
                                              Balance    Interest(1)  Rate                Balance    Interest(1)  Rate
--------------------------------------------------------------------------------------------------------------------------
Federal funds sold and
 temporary investments                       $ 23,294     $   116     1.00%              $  2,714     $    32     2.36%
Securities                                    122,953       3,274     5.33                148,080       4,581     6.19
Loans                                         467,600      14,957     6.40                456,727      16,125     7.06
--------------------------------------------------------------------------------------------------------------------------
Total earning assets                          613,847     $18,347     5.98%               607,521      20,738     6.82%
--------------------------------------------------------------------------------------------------------------------------
Loan loss allowance                            (5,178)                                     (4,306)
All other assets                               42,475                                      45,256
--------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                 $651,144                                    $648,471
==========================================================================================================================
LIABILITIES AND EQUITY

Interest-bearing deposits                    $464,621     $ 5,737     2.47%              $444,016     $ 6,986     3.15%
Borrowed funds                                 67,545       1,695     5.02                 90,655       2,007     4.43
--------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
 Liabilities                                  532,166     $ 7,432     2.79                534,671       8,993     3.36
--------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                                  3.19%                                       3.46%
Demand deposits                                71,752                                      69,183
Other liabilities                               4,342                                       5,421
Shareholders' equity                           42,884                                      39,196
--------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES
 AND EQUITY                                  $651,144                                    $648,471
==========================================================================================================================
Net Interest Income (tax equivalent basis)                $10,915                                     $11,745
Interest Earned/Earning Assets                                        5.98%                                       6.82%
Interest Expense/Earning Assets                                       2.42                                        2.95
--------------------------------------------------------------------------------------------------------------------------
Net Yield on Earning Assets                                           3.56%                                       3.87%
Deduct tax equivalent adjustment                               50                                          89
--------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                       $10,865                                     $11,656
==========================================================================================================================

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



                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

        Certain litigation is pending against the Corporation and its subsidiaries. Management, after consultation with legal counsel, does not anticipate that any liability arising out of such litigation will have a material affect on the Corporation's Financial Statements.


ITEM 2. Changes in Rights of Securities Holders

        NONE

ITEM 3. Defaults by Company on its Senior Securities

        NONE

ITEM 4. Results of Votes on Matters Submitted to a Vote of Security Holders

        NONE

ITEM 5. Other Events

        NONE

ITEM 6. Exhibits and Reports on Form 8-K


     a. Exhibits

                                  EXHIBIT INDEX




3.    Articles of Organization, as amended*

      (a) Articles of Organization, as amended*

      (b) Bylaws, as amended*


31.1  Section 302 Certification of Chief Executive Officer


31.2  Section 302 Certification of Chief Financial Officer


32    Section 906 Certification of Chief Executive Officer
       and Chief Financial Officer



* Incorporated by reference to identically numbered exhibits contained in Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

     b. Reports on Form 8-K -- NONE.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     WESTBANK CORPORATION


Date: August 11, 2003                /s/ Donald R. Chase
                                         ---------------------------------------
                                         Donald R. Chase
                                         President and Chief Executive Officer



Date: August 11, 2003                /s/ John M. Lilly
                                         ---------------------------------------
                                         John M. Lilly
                                         Treasurer and Chief Financial Officer