Form 10-Q
period 2003-09-30
WESTBANK CORP
filed 2003-11-13
CIK 742070

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


                For the quarterly period ended SEPTEMBER 30, 2003

                        Commission file number 0 - 12784

                              WESTBANK CORPORATION
           (Exact name of the registrant as specified in its charter)

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

                         YES   X   NO
                             -----    -----

Common stock, par value $2.00 per share: 4,405,014 shares outstanding as of October 31, 2003.

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

ITEM 1.    FINANCIAL STATEMENTS

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       September 30, 2003
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)       (Unaudited)     December 31, 2002
--------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks:
      Non-interest-bearing                                   $ 17,001          $ 18,967
      Interest-bearing                                             26                98
Federal funds sold                                              1,975            28,185
--------------------------------------------------------------------------------------------
Total cash and cash equivalents                                19,002            47,250
--------------------------------------------------------------------------------------------
Securities available for sale                                 154,982           132,296
Securities held to maturity
      (approximate market value of
      $289 in 2003 and $505 in 2002)                              276               436
--------------------------------------------------------------------------------------------
Total securities                                              155,258           132,732
--------------------------------------------------------------------------------------------
Loans                                                         450,247           478,832
Allowance for loan losses                                       4,714             5,111
--------------------------------------------------------------------------------------------
Net loans                                                     445,533           473,721
Premises and equipment, net                                     6,707             6,586
Accrued interest receivable                                     2,154             3,037
Intangible assets                                               8,837             8,837
Bank-owned life insurance                                       8,628             8,333
Other assets                                                    5,570             2,367
--------------------------------------------------------------------------------------------
TOTAL ASSETS                                                 $651,689          $682,863
============================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
      Non-interest-bearing                                   $ 80,342          $ 74,169
      Interest-bearing                                        463,311           487,578
--------------------------------------------------------------------------------------------
            Total deposits                                    543,653           561,747
Borrowed funds                                                 41,305            56,392
Accrued interest payable                                          476               665
Other liabilities                                               4,551             4,447
Mandatorily redeemable preferred stock                         17,000            17,000
--------------------------------------------------------------------------------------------
            Total liabilities                                 606,985           640,251
--------------------------------------------------------------------------------------------

Stockholders' Equity:
      Common stock       -   $2 par value
      Authorized         -   9,000,000 shares
      Issued             -   4,523,485 shares in 2002
                             and 4,523,480 shares in 2003        9,047            9,047
Additional paid in capital                                      14,483           14,497
Retained earnings                                               21,626           18,780
Treasury stock                                                  (1,990)          (2,091)
Accumulated other comprehensive income                           1,538            2,379
--------------------------------------------------------------------------------------------
            Total Stockholders' Equity                          44,704           42,612
--------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 651,689         $682,863
============================================================================================

     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME


(Unaudited)


                                                                    Quarter Ended September 30,      Nine Months Ended September 30,
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                  2003             2002               2003             2002
------------------------------------------------------------------------------------------------------------------------------------
Income:
      Interest and fees on loans                                   $  6,962         $  7,952           $ 21,876         $ 24,009
      Interest and dividend income on securities                      1,454            1,932              4,721            6,492
      Interest on federal funds sold                                     48              153                164              185
------------------------------------------------------------------------------------------------------------------------------------
Total interest and dividend income                                    8,464           10,037             26,761           30,686
Interest expense                                                      3,293            4,642             10,725           13,635
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                   5,171            5,395             16,036           17,051
Provision for (recovery of) loan losses                                (354)             400               (354)           1,133
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after
      provision for loan losses                                       5,525            4,995             16,390           15,918
------------------------------------------------------------------------------------------------------------------------------------
Non-interest income:
      Gain/(Loss) on sale of securities                                 301               59                564             (218)
      Gain on sale of loans                                             171               45                417              118
      Other non-interest income                                         824              862              2,302            3,136
------------------------------------------------------------------------------------------------------------------------------------
Total non-interest income                                             1,296              966              3,283            3,036
------------------------------------------------------------------------------------------------------------------------------------
Non-interest expenses:
      Salaries and benefits                                           2,502            2,220              7,315            6,741
      Other non-interest expense                                      1,663            1,380              4,431            4,445
      Occupancy - net                                                   379              356              1,189            1,126
------------------------------------------------------------------------------------------------------------------------------------
Total non-interest expense                                            4,544            3,956 (1)         12,935           12,312 (2)
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                            2,277            2,005              6,738            6,642
Income taxes                                                            856              671              2,309            1,950
------------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                         $  1,421         $ 1,334 (1)        $  4,429         $  4,692 (2)
====================================================================================================================================
Net income per share
                                    -   Basic                         $0.32            $0.32 (1)         $1.01             $1.11 (2)
                                    -   Diluted                       $0.31            $0.31 (1)         $0.97             $1.09 (2)

Weighted average shares outstanding
                                    -   Basic                     4,385,014         4,161,319        4,370,465         4,210,219
                                    -   Dilutive Option Shares      233,135           121,425          181,050            99,425
------------------------------------------------------------------------------------------------------------------------------------
                                    -   Diluted                   4,618,149         4,282,744        4,551,515         4,309,644
====================================================================================================================================

(1) Net income for the quarter ended September 30, 2002 has been restated for the effect of the adoption of SFAS No. 147 ("Acquisition of Certain Financial Institutions") as of September 30, 2002 to remove the amortization expense that was recorded. Accordingly, non-interest expense has been reduced by $171,000, net income has been increased by $102,000, and basic and diluted net income per share were adjusted by $0.02 and $0.03 respectively for the removal of amortization of expense related to goodwill.

(2) Net income for the nine months ended September 30, 2002 has been restated for the effect of the adoption of SFAS No. 147 ("Acquisition of Certain Financial Institutions") as of September 30, 2002 to remove the amortization expense that was recorded. Accordingly, non-interest expense has been reduced by $342,000, net income has been increased by $205,000, and basic and diluted net income per share both were increased by $0.05 for the removal of amortization of expense related to goodwill.

     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 2002 AND NINE MONTHS ENDED SEPTEMBER 30, 2003

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             COMMON STOCK                                                  ACCUMULATED
                                             ------------         ADDITIONAL                                  OTHER
                                          NUMBER         PAR       PAID IN     RETAINED     TREASURY      COMPREHENSIVE
                                         OF SHARES      VALUE      CAPITAL     EARNINGS       STOCK       INCOME/(LOSS)      TOTAL
------------------------------------------------------------------------------------------------------------------------------------
BALANCE - JANUARY 1, 2002                4,266,383    $ 8,632     $ 11,782      $17,787      $  (431)        $ 1,246       $ 39,016
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                        6,009                                       6,009
Cash dividends declared
      ($.40 per share)                                                           (1,849)                                     (1,849)
Shares issued from treasury stock:
      Stock option plan                     54,055                    (243)                      547                            304
      Dividend reinvestment and
            stock purchase plan             42,310                     122                       408                            530
Changes in unrealized gain/(loss)
      on securities available for sale                                                                         1,133          1,133
Income tax benefit for exercise of
      non-qualified stock options                                       84                                                       84
Five percent common stock dividend         207,690        415        2,752       (3,167)
Repurchase of common stock                (202,658)                                           (2,615)                        (2,615)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2002              4,367,780      9,047       14,497       18,780       (2,091)          2,379         42,612
====================================================================================================================================
(Unaudited)
Net income                                                                        4,429                                       4,429
Cash dividends declared
      ($.12 per share)                                                           (1,583)                                     (1,583)
Shares issued from treasury stock:
      Stock option plan                     39,000                    (183)                      523                            340
      Dividend reinvestment and
            stock purchase plan             35,011                      74                       456                            530
Changes in unrealized gain/(loss)
      on securities available for sale                                                                          (841)          (841)
Income tax benefit for exercise of
      non-qualified stock options                                       95                                                       95
Repurchase of common stock                 (54,212)                                             (878)                          (878)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE - SEPTEMBER 30, 2003             4,387,579    $ 9,047     $ 14,483      $21,626      $(1,990)        $ 1,538       $ 44,704
====================================================================================================================================

     See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)
(DOLLAR AMOUNTS IN THOUSANDS)
                                                                 Quarter Ended September 30,         Nine Months Ended September 30,
                                                                     2003              2002              2003              2002
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                         $ 1,421           $ 1,334           $ 4,429           $ 4,692
------------------------------------------------------------------------------------------------------------------------------------
Unrealized gain (loss) on securities available for sale,
    net of income taxes (benefit) of $(110) and $366 for
    the quarter and $(288) and $557 for the nine-month
    periods ended September 30, 2003 and 2002 respectively            (182)              744              (470)            1,131
Reclassification adjustment for gains (losses) included in net income, net of income taxes (benefit) of $(113) and $(20) for the third quarter of 2003 and 2002 respectively, and net of income taxes (benefit) of $(193) and $72 for the nine months
    ended September 30, 2003 and 2002 respectively                    (188)              (39)             (371)              146
------------------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss)                                     (370)              705              (841)            1,277
------------------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                               $ 1,051           $ 2,039           $ 3,588           $ 5,969
====================================================================================================================================

     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(DOLLAR AMOUNTS IN THOUSANDS)

                                                                                    Nine months ended September 30,
                                                                                         2003              2002
=======================================================================================================================
Operating activities:
Net income                                                                           $    4,429         $    4,692
Adjustments to reconcile net income to net
            cash provided by operating activities:
                  Provision for (recovery of) loan losses                                  (354)             1,133
                  Provision for other real estate owned                                                         11
                  Accretion of investment discounts                                         (20)               (31)
                  Depreciation and amortization                                             509                570
                  Realized loss/(gain) on sale of securities                               (564)               218
                  Gain on sale of mortgages                                                (417)              (118)
                  Gain on sale of other real estate owned                                                      (45)
                  Decrease in accrued interest receivable                                   883                315
                  Increase in bank-owned life insurance                                    (295)
                  Increase in other assets                                               (3,203)              (311)
                  Increase/(Decrease) in accrued interest payable on deposits              (189)                37
                  Increase/(Decrease) in other liabilities                                  104               (232)
=======================================================================================================================
Net cash provided by operating activities                                                   883              6,239
=======================================================================================================================
Investing activities:
      Investments and mortgage-back securities:
            Held to maturity:
                  Proceeds from maturities and principal payments                           160                272
            Available for sale:
                  Purchases                                                             (89,565)           (51,166)
                  Proceeds from sales                                                    16,848             21,260
                  Proceeds from maturities and principal payments                        74,827             61,202
(Purchases)/sales of premises and equipment                                                (630)                72
Net (decrease)/increase in loans                                                          3,906            (51,293)
Proceeds from sale of other real estate owned                                                                  312
=======================================================================================================================
Net cash provided by (used in) investing activities                                       5,546            (19,341)
=======================================================================================================================
Financing activities:
      Net increase/(decrease) in borrowings                                             (15,087)             1,277
      Net increase/(decrease) in deposits                                               (18,094)            65,698
      Treasury stock issued/(purchased), net                                                 87             (1,853)
      Dividends paid                                                                     (1,583)            (1,393)
=======================================================================================================================
Net cash (used in)/provided by financial activities                                     (34,677)            63,729
=======================================================================================================================
Increase/(Decrease) in cash and cash equivalents                                        (28,248)            50,627
Cash and cash equivalents at beginning of period                                         47,250             17,451
=======================================================================================================================
Cash and cash equivalents at end of period                                           $   19,002         $   68,078
=======================================================================================================================
Cash paid:
      Interest on deposits and other borrowings                                      $   10,914         $   13,598
      Income taxes                                                                        3,043              3,585
Supplemental disclosure of cash flow information:
      Securitization of loans into mortgage-backed securities                            26,079             23,495

     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

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

The accompanying unaudited condensed consolidated financial statements for the quarters ended September 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles"). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim reports. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts. Actual results could differ significantly from these estimates.

For further information, please refer to the Consolidated Financial Statements and footnotes thereto included in Westbank Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.





NOTE C  -  STOCK-BASED COMPENSATION

Prior to January 1, 2003. The Corporation accounted for stock-based employee compensation under the intrinsic value method consistent with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Effective January 1, 2003, the Corporation adopted the fair value recognition provisions of SFAS No. 123 prospectively to all employee awards granted, modified or settled after January 1, 2003. In accordance with this Statement, the Corporation began expensing the cost of the stock-based employee compensation for all new employee awards granted.

The following table shows net income and earnings per share for the nine months ended September 30, 2003 and 2002, as if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                                 Quarter Ended September 30,         Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)                                                 2003         2002                   2003        2002
------------------------------------------------------------------------------------------------------------------------------------
Net income:
      Reported net income                                             $1,421       $1,334                 $4,429      $4,692
      Add:        Stock-based employee compensation expense
                  included in reported net income, net of related
                  tax effects                                              8                                  63
      Deduct:     Total stock-based employee compensation
                  expense determined under fair value based
                  method for all awards net of related taxes
                  effects (1)                                              8            9                     63          36
------------------------------------------------------------------------------------------------------------------------------------
Pro forma net income                                                  $1,421       $1,325                 $4,429      $4,656
====================================================================================================================================

Earnings per share:

      Basic - as reported                                             $ 0.32       $ 0.32                 $ 1.01      $ 1.11
====================================================================================================================================

      Basic - pro forma                                               $ 0.32       $ 0.32                 $ 1.01      $ 1.11
====================================================================================================================================

      Diluted - as reported                                           $ 0.31       $ 0.31                 $ 0.97      $ 1.09
====================================================================================================================================

      Diluted - pro forma                                             $ 0.31       $ 0.31                 $ 0.97      $ 1.08
====================================================================================================================================



(1) All previously awarded grants were fully amortized prior to January 2, 2003.

NOTE E  -  RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2003, the Corporation adopted Financial Accounting Standards Board
(FASB) Interpretation 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Corporation has financial and performance letters of credit. Financial letters of credit require the Corporation to make payment if the customer's financial condition deteriorates, as defined in the agreements. Performance letters of credit require the Corporation to make payments if the customer fails to perform certain non-financial contractual obligations. The Corporation previously did not record a liability when guaranteeing obligations, unless it became probable that the Corporation would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Corporation issues or modifies subsequent to December 31, 2002. The Corporation defines the initial fair value of the letters of credit as the fee received from the customer. The fees collected as of September 30, 2003 were immaterial. The maximum potential undiscounted amount of future payments of letters of credit under FIN 45 as of September 30, 2003 are approximately $203,000, of which $193,000 will expire on January 15, 2004 and $10,000 will expire on February 13, 2004. Amounts due under these letters of credit would be reduced by any proceeds that the Corporation would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The Corporation has not recorded any contingent liabilities related to these letters of credit.

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements", for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities, within the scope of FIN 46, will be required to be consolidated by their primary beneficiary. The primary beneficiary is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Corporation does not anticipate FIN 46 to have a material impact on its consolidated financial position or results of operations.

On May 15, 2003, the FASB issued Statement of Financial Accounting Standards Statement 150 (SFAS No. 150), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires the reclassification of certain financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value of the redemption amount, as applicable, in earnings. On July 1, 2003, the Corporation adopted FASB SFAS No. 150, requiring the Corporation to change the classification of mandatorily redeemable preferred stock in the statement of financial position from the mezzanine to liabilities. The change did not have a material impact on the Corporation's results of operations.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NINE MONTHS ENDED SEPTEMBER 30, 2003

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

2. The real estate markets in western Massachusetts, central Massachusetts and northeastern Connecticut;

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

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate. There were no mortgages originated and intended for sale. Net unrealized losses are recognized through a valuation allowance charged to income as of September 30, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS -

On January 1, 2003, the Corporation adopted FASB Interpretation 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 required a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the Interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Corporation has financial and performance letters of credit. Financial letters of credit require the Corporation to make payment if the customer's financial condition deteriorates, as defined in the agreements. Performance letters of credit require the Corporation to make payments if the customer fails to perform certain non-financial contractual obligations. The Corporation previously did not record a liability when guaranteeing obligations, unless it became probable that the Corporation would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Corporation issued or modifies subsequent to December 31, 2002. The Corporation defines the initial fair value of the letters of credit as the fee received from the customer. The fees collected as of September 30, 2003 were immaterial. The maximum potential undiscounted amount of future payments of letters of credit under FIN 45 as of September 30, 2003 are approximately $203,000, of which $193,000 will expire on January 15, 2004 and $10,000 will expire on February 13, 2004. Amounts due under these letters of credit would be reduced by any proceeds that the Corporation would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The Corporation has not recorded any contingent liabilities related to these letters of credit.

CHANGES IN FINANCIAL CONDITION -

Total consolidated assets amounted to $651,689,000 on September 30, 2003 compared to $682,863,000 on December 31, 2002. As of September 30, 2003 and December 31, 2002, earning assets amounted to, respectively, $607,506,000 or 93% of total assets, and $639,847,000 or 94% of total assets. Earning assets decreased during the first nine months of 2003 as a result of an increase in loans and federal funds sold, which was offset by a decrease in securities. A decrease in deposits and a decrease in borrowed funds offset the decrease in earning assets.

CHANGES IN RESULTS OF OPERATIONS -

For the quarter ended September 30, 2003, net income totaled $1,421,000 or $0.31 per diluted share compared to $1,334,000 or $0.31 per diluted share for the three-month period ended September 30, 2002. For the nine months ended September 30, 2003, net income was $4,429,000 or $0.97 per diluted share, compared to $4,692,000 or $1.09 per diluted share for the same period during 2002.

Non-interest income increased by $330,000 during the third quarter of 2003 compared to the third quarter of 2002. During the third quarter of 2003, the Corporation recognized gains on the sale of securities available for sale and loan sales totaling $301,000 and $171,000 respectively, while other non-interest income totaled $824,000. Non-interest expense totaled $4,544,000 for the quarter ended September 30, 2003, an increase of $588,000 versus the third quarter of 2002.

The overall decrease in interest income reflects a decrease in volume and a decline in interest rates on earning assets, while the decrease in interest expense reflects a decrease in interest-bearing liabilities and a decrease in rates as compared to the third quarter of 2002. Further analysis is provided in sections on net interest revenue and supporting schedules.

ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS -

A decrease of $218,000 has been reflected in the allowance for loan losses at September 30, 2003 as compared to September 30, 2002. The Corporation recorded the recovery of a provision of $354,000 for the quarter ended September 30, 2003 as compared to $400,000 in 2002. Loans written off against the allowance for loan losses after recoveries amounted to net charge-offs of $54,000 for the quarter ended September 30, 2003 versus net charge-offs of $151,000 for the same period of 2002.

The allowance for loan losses at September 30, 2003 totaled $4,714,000 or 1.05% of total loans, as compared to $5,111,000 or 1.07% at December 31, 2002.

Non-performing past due loans at September 30, 2003 aggregated $3,517,000 or 0.78% of total loans compared to $1,558,000 or 0.33% at December 31, 2002. The percentage of non-performing and past due loans compared to total assets on those same dates, respectively, amounted to 0.54% and 0.23%.

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


(DOLLAR AMOUNTS IN THOUSANDS)
                                                              Quarter Ended September 30,           Nine Months Ended September 30,
                                                                2003              2002                  2003           2002
------------------------------------------------------------------------------------------------------------------------------------
Interest and dividend income                                   $ 8,464          $10,037               $26,761         $30,686
Interest expense                                                 3,293            4,642                10,725          13,635
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                              5,171            5,395                16,036          17,051
Tax equivalent adjustment                                           34               61                    83             150
====================================================================================================================================
NET INTEREST INCOME (TAXABLE EQUIVALENT)                       $ 5,205          $ 5,456               $16,119         $17,201
====================================================================================================================================

INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS


(DOLLAR AMOUNTS IN THOUSANDS)

                                           Quarter ended September 30,                        Nine Months Ended September 30,
                                          2003                     2002                        2003                    2002
------------------------------------------------------------------------------------------------------------------------------------
                                     Average                 Average                      Average                 Average
                                     Balance    Rate         Balance    Rate              Balance    Rate         Balance    Rate
------------------------------------------------------------------------------------------------------------------------------------
Earning Assets                      $603,490    5.63%        $639,312   6.32%            $610,429   5.86%        $618,118    6.65%
------------------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities         520,807    2.53          558,509   3.32              528,424   2.71          542,617    3.35
------------------------------------------------------------------------------------------------------------------------------------
Interest rate spread                            3.10                    3.00                        3.15                     3.30
------------------------------------------------------------------------------------------------------------------------------------
Interest-free resources used
      to fund earning assets          82,683                   80,803                      82,005                  75,501
------------------------------------------------------------------------------------------------------------------------------------
Total Sources of Funds              $603,490                 $639,312                    $610,429                $618,118
====================================================================================================================================
NET YIELD ON EARNING ASSETS                     3.45%                   3.42%                       3.52%                    3.71%
====================================================================================================================================

CHANGES IN NET INTEREST INCOME


(DOLLAR AMOUNTS IN THOUSANDS)
                                                                                        QUARTER ENDED SEPTEMBER 30, 2003
                                                                                                      OVER
                                                                                        QUARTER ENDED SEPTEMBER 30, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                CHANGE DUE TO
                                                                                   VOLUME            RATE             TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Interest Income:
      Loans                                                                       $  (162)         $  (855)        $ (1,017)
      Securities                                                                     (196)            (282)            (478)
      Federal funds                                                                   (39)             (66)            (105)
------------------------------------------------------------------------------------------------------------------------------------
Total Interest Earned                                                                (397)          (1,203)          (1,600)
Interest Expense:
      Interest-bearing deposits                                                      (152)            (972)          (1,124)
      Other borrowed funds                                                           (205)             (20)            (225)
------------------------------------------------------------------------------------------------------------------------------------
      Total Interest Expense                                                         (357)            (992)          (1,349)
------------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                               $   (40)         $  (211)        $   (251)
====================================================================================================================================


For the quarter ended September 30, 2003, a decrease in average earning assets of $35,822,000 or 5.6% and a 69-basis point decrease in average rate of return resulted in a decrease in volume of $397,000 and a decrease in rate of $1,203,000 . A decrease in average interest-bearing liabilities of $37,702,000 or 6.8% and a 79-basis point decrease in average rate of interest paid contributed to a decrease in volume of $357,000 and a decrease in rate of $992,000. Net interest earned on a tax equivalent basis decreased to $5,205,000 for the third quarter of 2003, down $251,000 as compared with the quarter ended September 30, 2002.

CHANGES IN NET INTEREST INCOME


(DOLLAR AMOUNTS IN THOUSANDS)                                                        NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                                                                     OVER
                                                                                     NINE MONTHS ENDED SEPTEMBER 30, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                CHANGE DUE TO
                                                                                   VOLUME            RATE             TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Interest Income:
      Loans                                                                       $   211         $ (2,397)        $ (2,186)
      Securities                                                                     (914)            (871)          (1,785)
      Federal funds                                                                    74              (95)             (21)
------------------------------------------------------------------------------------------------------------------------------------
Total Interest Earned                                                                (629)          (3,363)          (3,992)
Interest Expense:
      Interest-bearing deposits                                                       159           (2,532)          (2,373)
      Other borrowed funds                                                           (573)              36             (537)
------------------------------------------------------------------------------------------------------------------------------------
      Total Interest Expense                                                         (414)          (2,496)          (2,910)
------------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                               $  (215)        $   (867)        $ (1,082)
====================================================================================================================================

For the nine-month period ended September 30, 2003, a decrease in average earning assets of $7,689,000 or 1.2% and a 79-basis point decrease in average rate of return resulted in a decrease in volume of $629,000 and a decrease in rate of $3,363,000. A decrease in average interest-bearing liabilities of $14,194,000 or 2.6% and a 64-basis point decrease in average rate of interest paid contributed to a decrease in volume of $414,000 and a decrease in rate of $2,496,000. Net interest earned on a tax equivalent basis decreased to $16,119,000 for the third quarter of 2003, down $1,082,000 as compared with the nine-month period ended September 30, 2002.

OPERATING EXPENSES

The components of total operating expenses for the period and their percentage of gross income are as follows:


(DOLLAR AMOUNTS IN THOUSANDS)
                                           Quarter Ended September 30,                       Nine Months Ended September 30,
                                            2003                  2002                          2003                  2002
------------------------------------------------------------------------------------------------------------------------------------
                                      Amount    Percent     Amount    Percent             Amount     Percent     Amount    Percent
------------------------------------------------------------------------------------------------------------------------------------
Salaries and benefits                 $2,502     25.64%     $2,220     20.18%            $  7,315     24.35%    $  6,741    19.99%
Other non-interest expense             1,663     17.04       1,380     12.54                4,431     14.75        4,445    13.18
Occupancy - net                          379      3.88         356      3.24                1,189      3.96        1,126     3.34
------------------------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES              $4,544     46.56%     $3,956     35.95%            $ 12,935     43.05%    $ 12,312    36.51%
====================================================================================================================================

For the three-month period ended September 30, 2003, operating expenses increased by approximately $588,000 versus the 2002 period. Salaries and benefits increased by $282,000, while other non-interest expense increased by $283,000 and occupancy increased by $23,000. The increase is a direct result of general additions to staff, and additions to staff and general operating costs related to the opening of the Corporation's newest office in Webster, Massachusetts.

For the nine-month period ended September 30, 2003, operating expenses increased by approximately $623,000 versus the 2002 period. Salaries and benefits increased by $574,000, while other non-interest expense decreased by $14,000 and occupancy increased by $63,000. The increase is a direct result of general additions to staff, and additions to staff and general operating costs related to the opening of the Corporation's newest office in Webster, Massachusetts.

INTEREST RATE SENSITIVITY

The following table sets forth the distribution of the repricing of the Corporation's earning assets and interest-bearing liabilities as of September 30, 2003.


(DOLLAR AMOUNTS IN THOUSANDS)

                                                Three         Over Three         Over One
                                               Months          Months to          Year to        Over Five
                                               or Less         One Year         Five Years         Years              Total
------------------------------------------------------------------------------------------------------------------------------------
Earning Assets                              $  96,866         $   52,904        $ 168,212        $ 289,524           $607,506
Interest-Bearing
      Liabilities                             108,584            143,897          251,865           17,270            521,616
------------------------------------------------------------------------------------------------------------------------------------
Interest Rate
      Sensitivity Gap                       $ (11,718)        $  (90,993)       $ (83,653)       $ 272,254          $  85,890
------------------------------------------------------------------------------------------------------------------------------------

Cumulative Interest
      Rate Sensitivity Gap                  $ (11,718)        $ (102,711)       $(186,364)       $  85,890

Interest Rate
Sensitivity Gap Ratio                          (1.93%)           (14.98%)         (13.77%)          44.82%

Cumulative Interest
      Rate Sensitivity Gap Ratio               (1.93%)           (16.91%)         (30.68%)          14.14%


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

PROVISION AND ALLOWANCE FOR LOAN LOSSES


(DOLLAR AMOUNTS IN THOUSANDS)


                                                        Quarter Ended September 30,              Nine Months Ended September 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                          2003            2002                       2003             2002
------------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                         $ 5,122           $ 4,683                   $ 5,111           $4,179

Provision for (Recovery of) loan losses                   (354)              400                      (354)           1,133
------------------------------------------------------------------------------------------------------------------------------------
                                                         4,768             5,083                     4,757            5,312
------------------------------------------------------------------------------------------------------------------------------------
Less charge-off's:
      Loans secured by real estate                           2                 9                         8              133

      Commercial and industrial loans                        5               123                        37              159

      Consumer loans                                        48                28                       115              170
------------------------------------------------------------------------------------------------------------------------------------
                                                            55               160                       160              462
------------------------------------------------------------------------------------------------------------------------------------
Add-recoveries:

      Loans secured by real estate                           1                 0                       101               16

      Commercial and industrial loans                                          6                        13               34

      Consumer loans                                                           3                         3               32
------------------------------------------------------------------------------------------------------------------------------------
                                                             1                 9                       117               82
------------------------------------------------------------------------------------------------------------------------------------
Net charge-off's (recoveries)                               54               151                        43              380
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT END OF PERIOD                               $ 4,714           $ 4,932                   $ 4,714           $4,932
====================================================================================================================================
Net charge-off's (recoveries) to:

      Average loans                                        .01%              .03%                      .01%             .08%

      Loans at end of period                               .01%              .03%                      .01%             .08%

      Allowance for loan losses at January 1              1.06%             3.61%                      .84%            9.09%

Allowance for loan losses at September 30 as a percentage of:

            Average loans                                 1.03%             1.05%                     1.01%            1.07%

            Loans at end of period                        1.05%             1.05%                     1.05%            1.05%

The approach the Corporation uses in determining the adequacy of the allowance for loan losses is an exposure method based on the Corporation's loan loss history, among other factors. Quarterly, based on an internal review of the loan portfolio, the Corporation identifies required reserve allocations targeted to recognized problem loans that, in the opinion of management, have potential loss exposure or uncertainties relative to the depth of the collateral on these same loans. In addition, the Corporation maintains a formula-based reserve against the remainder of the loan portfolio, based on the overall mix of the loan portfolio and the loss history of each loan category. The formula-based reserve methodology is based on a range of estimated loss percentages based on loan type. The amount of the recorded reserve above the minimum of the formula range is based on management's evaluation of relevant qualitative factors (e.g. local area economic statistics) and the percentage of loan loss reserves to aggregate loans.

NON-ACCRUAL, PAST DUE AND NON-PERFORMING LOANS


(DOLLAR AMOUNTS IN THOUSANDS)



                                              09-30-03         06-30-03          03-31-03          12-31-02         09-30-02
------------------------------------------------------------------------------------------------------------------------------------
Non accrual-loans                              $2,182           $ 1,116           $1,052           $ 1,372           $2,246

Loans contractually past
      due 90 days or more
      still accruing                            1,335               346              373               186            1,025
------------------------------------------------------------------------------------------------------------------------------------

Total non-accrual, past due
      and restructured loans                    3,517             1,462            1,425             1,558            3,271
------------------------------------------------------------------------------------------------------------------------------------

Non-accrual, past due and
      restructured loans as a
      percentage of total loans                  0.78%             0.32%            0.30%            0.33%             0.69%
------------------------------------------------------------------------------------------------------------------------------------

Allowance for loan losses as a
      percentage of non-accrual,
      past due and restructured loans          134.03%           350.34%          363.90%           328.05%          150.64%
------------------------------------------------------------------------------------------------------------------------------------

Other real estate owned - net
------------------------------------------------------------------------------------------------------------------------------------

Total non-performing assets                    $3,517            $1,462           $1,425           $ 1,558           $3,271

Non-performing assets as a
      percentage of total assets                 0.54%             0.23%            0.22%             0.23%            0.47%
------------------------------------------------------------------------------------------------------------------------------------

QUARTER-TO-DATE AVERAGE BALANCES
INTEREST EARNED - INTEREST EXPENSE


(DOLLAR AMOUNTS IN THOUSANDS)

                                                                       Quarter Ended September 30,
                                                            2003                                        2002
--------------------------------------------------------------------------------------------------------------------------------
                                              Balance     Interest (1)    Rate             Balance    Interest (1)    Rate
--------------------------------------------------------------------------------------------------------------------------------
Federal funds sold and
      temporary investments                 $  24,640      $   48          .78%         $  36,131      $   153        1.69%
Securities                                    119,515       1,458         4.88            134,192        1,936        5.77
Loans                                         459,335        6,99        26.09            468,989        8,009        6.83
--------------------------------------------------------------------------------------------------------------------------------
Total earning assets                          603,490      $8,498         5.63%           639,312      $10,098        6.32%
--------------------------------------------------------------------------------------------------------------------------------
Loan loss allowance                            (5,111)                                     (4,768)
All other assets                               43,050                                      44,793
--------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                $ 641,429                                   $ 679,337
================================================================================================================================
LIABILITIES AND EQUITY

Interest-bearing deposits                   $ 461,924      $2,569         2.22%         $ 483,020      $ 3,693        3.06%
Borrowed funds                                 58,883         724         4.92             75,489          949        5.03
--------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities            520,807      $3,293         2.53            558,509      $ 4,642        3.32
--------------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                                      3.10%                                       3.00%
Demand deposits                                74,770                                      73,725
Other liabilities                               2,629                                       5,610
Shareholders' equity                           43,223                                      41,493
--------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES
      AND EQUITY                            $ 641,429                                   $ 679,337
================================================================================================================================
Net Interest Income (tax equivalent basis)                 $5,205                                      $ 5,456
Interest Earned/Earning Assets                                            5.63%                                       6.32%
Interest Expense/Earning Assets                                           2.18                                        2.90
--------------------------------------------------------------------------------------------------------------------------------
Net Yield on Earning Assets                                               3.45%                                       3.42%
Deduct tax equivalent adjustment                               34                                           61
--------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                        $5,171                                      $ 5,395
================================================================================================================================

(1) Amounts shown are adjusted to a "tax equivalent" basis.

QUARTER-TO-DATE AVERAGE BALANCES
INTEREST EARNED - INTEREST EXPENSE


(DOLLAR AMOUNTS IN THOUSANDS)

                                                                     Nine Months Ended September 30,
                                                            2003                                        2002
--------------------------------------------------------------------------------------------------------------------------------
                                              Balance     Interest (1)    Rate             Balance    Interest (1)    Rate
--------------------------------------------------------------------------------------------------------------------------------
Federal funds sold and
      temporary investments                 $  23,740      $   164         .92%         $  13,854      $   185        1.78%
Securities                                    121,812        4,731        5.18            143,450        6,503        6.04
Loans                                         464,877       21,949        6.30            460,814       24,148        6.99
--------------------------------------------------------------------------------------------------------------------------------
Total earning assets                          610,429      $26,844        5.86%           618,118      $30,836        6.65%
--------------------------------------------------------------------------------------------------------------------------------
Loan loss allowance                            (5,155)                                     (4,459)
All other assets                               42,656                                      45,077
--------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                $ 647,930                                   $ 658,736
================================================================================================================================
LIABILITIES AND EQUITY

Interest-bearing deposits                   $ 463,738      $ 8,306        2.39%         $ 457,017      $10,679        3.12%
Borrowed funds                                 64,685        2,419        4.99             85,600        2,956        4.60
--------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities            528,423       10,725        2.71            542,617      $13,635        3.35
--------------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                                      3.15%                                       3.30%
Demand deposits                                72,740                                      70,697
Other liabilities                               3,772                                       5,460
Shareholders' equity                           42,995                                      39,962
--------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES
      AND EQUITY                            $ 647,930                                   $ 658,736
================================================================================================================================
Net Interest Income (tax equivalent basis)                 $16,119                                     $17,201
Interest Earned/Earning Assets                                            5.86%                                       6.65%
Interest Expense/Earning Assets                                           2.34                                        2.94
--------------------------------------------------------------------------------------------------------------------------------
Net Yield on Earning Assets                                               3.52%                                       3.71%
Deduct tax equivalent adjustment                                83                                         150
--------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                        $16,036                                     $17,051
================================================================================================================================


(1) Amounts shown are adjusted to a "tax equivalent" basis.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Corporation's assessment of its sensitivity to market risk since its presentation in the 2002 Annual Report filed with the Securities and Exchange Commission.


ITEM 4.    CONTROLS AND PROCEDURES

Within ninety (90) days prior to the filing date of this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.


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

ITEM 5.     Other Events  -  NONE

ITEM 6.     Exhibits and Reports on Form 8-K

     a.     Exhibits

                                  EXHIBIT INDEX







3. Articles of Organization, as amended

      (a) Articles of Organization, as amended

      (b)   By-Laws, as amended

31.1  Section 302 Certification of Chief Executive Officer

31.2  Section 302 Certification of Chief Financial Officer

32.1  Section 906 Certification of Chief Executive Officer

32.2  Section 906 Certification of Chief Financial Officer

      b. Reports on Form 8-K

         Report on Form 8-K filed July 17, 2003
         Report on Form 8-K filed October 17, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          WESTBANK CORPORATION



Date: November 13, 2003                    /s/ Donald R. Chase
                                          --------------------------------------
                                          Donald R. Chase
                                          President and Chief Executive Officer



Date: November 13, 2003                    /s/ John M. Lilly
                                          --------------------------------------
                                          John M. Lilly
                                          Treasurer and Chief Financial Officer