Form 10-K
period 2003-12-31
WESTBANK CORP
filed 2004-03-09
CIK 742070

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-K


   [mark one]

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

      [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-12784


                              WESTBANK CORPORATION
                              --------------------

     Massachusetts                                     04-2830731
------------------------                 ---------------------------------------
(State of Incorporation)                 (I.R.S. Employer Identification Number)


225 Park Avenue, West Springfield, Massachusetts                      01090-0149
------------------------------------------------                      ----------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the closing sales price on March 1, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant was $101,686,176.

The number of shares outstanding of the registrant's common stock, $2.00 par value, was 4,459,920 on March 1, 2004.

Portions of the Annual Report to Stockholders for the year ended December 31, 2003 are incorporated by reference into Parts I and II.

Portions of the Proxy Statement issued by the Corporation in connection with the Annual Meeting to be held on April 21, 2004 are incorporated by reference into
Part III.

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

Item 3         Legal Proceedings                                           I - 2

Item 4         Submission of Matters to a Vote of Security Holders         I - 2



PART II
-------

Item 5         Market for the Corporation's Common Stock
               and Related Stockholder Matters                            II - 1

Item 6         Selected Financial Data                                    II - 1

Item 7         Management's Discussion and Analysis of
               Financial Condition and Results of Operations           II - 1, 2

Item 7A        Quantitative and Qualitative Disclosures About
               Market Risk                                             II - 1, 2

Item 8         Financial Statements and Supplementary Data                II - 2

Item 9         Changes in and Disagreements with Accountant
               on Accounting and Financial Disclosure                     II - 2

Item 9A        Controls and Procedures                                    II - 2



PART III
--------

Item 10        Directors and Executive Officers of the Registrant        III - 1

Item 11        Executive Compensation                                    III - 1

Item 12        Security Ownership of Certain
               Beneficial Owners and Management                          III - 1

Item 13        Certain Relationships and Related Transactions            III - 1

Item 14        Principal Accounting Fees and Services                    III - 1



PART IV
-------

Item 15        Exhibits, Financial Statement Schedules and
               Reports on Form 8-K                                        IV - 1

               Signatures                                                 IV - 2

               Exhibit Index                                              IV - 3

              WESTBANK CORPORATION, WEST SPRINGFIELD, MASSACHUSETTS


                                     PART I
                                     ------

ITEM 1    BUSINESS
------    --------

Reference is made to Page 4 of the Corporation's Annual Report to Stockholders for the year ended December 31, 2003, wherein this subject is covered.

Statistical Disclosure by Bank Holding Companies
------------------------------------------------

The following statistical tables and accompanying text provide required financial data about the Corporation and should be read in conjunction with the Consolidated financial statements and related notes, appearing in the 2003 Annual Report to Stockholders and is incorporated herein by reference thereto:

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


II.   Investment Portfolio                         13, 14, 30, 33, 34, 44 and 45


III.  Loan Portfolio                               14, 15, 32, 34, 35, 44 and 45

      a.  Types of Loans                                               15 and 34

      b.  Maturities and Sensitivities to Changes
          in Interest Rates                                          9,10 and 14

      c.  Risk Elements                             9, 15, 16, 17, 18, 34 and 35


IV.   Summary of Loan Loss Experience                              15, 16 and 34


V.    Deposits                                                 18, 36, 44 and 45


VI.   Return on Equity and Assets                                             18


VII.  Short Term Borrowings                                18, 36, 37, 44 and 45

ITEM 2    PROPERTIES
------    ----------

The Corporation had one principal banking subsidiary, Westbank, which operates seventeen banking offices located in Massachusetts and Connecticut, as follows:

          ===================================    =====    ======    =====
                       LOCATION                  OWNED    LEASED    TOTAL
                   (MASSACHUSETTS)
          -----------------------------------    -----    ------    -----
          Agawam (Feeding Hills)                            1         1
          -----------------------------------    -----    ------    -----
          Chicopee                                 1                  1
          -----------------------------------    -----    ------    -----
          Chicopee - Supemarket                             1         1
          -----------------------------------    -----    ------    -----
          East Longmeadow                          1                  1
          -----------------------------------    -----    ------    -----
          East Longmeadow - Supemarket                      1         1
          -----------------------------------    -----    ------    -----
          Holyoke                                  1                  1
          -----------------------------------    -----    ------    -----
          Ludlow                                   1                  1
          -----------------------------------    -----    ------    -----
          Southwick                                         1         1
          -----------------------------------    -----    ------    -----
          Webster                                           1         1
          -----------------------------------    -----    ------    -----
          West Springfield                         2        1         3
          -----------------------------------    -----    ------    -----
          Westfield                                1                  1
          -----------------------------------    -----    ------    -----
          Westfield - Supermarket                           1         1
          -----------------------------------    -----    ------    -----
                    (CONNECTICUT)
          -----------------------------------    -----    ------    -----
          Putnam                                   1        1         2
          -----------------------------------    -----    ------    -----
          Woodstock                                         1         1
          -----------------------------------    -----    ------    -----
          Danielson                                1                  1
          -----------------------------------    -----    ------    -----
                           TOTALS                  9        9        18
          ===================================    =====    ======    =====

All banking offices except the one in Holyoke, Massachusetts, and the supermarket offices have drive-in facilities and twenty-four hour automated teller machines.

Title to the properties described as owned in the foregoing table is held by Westbank with warranty deed with no material encumbrances. Westbank owns, with no material encumbrances, land adjacent to the main office which is available for parking and, through a subsidiary, also owns one other property adjacent to the main office consisting of land also used as a parking lot.

ITEM 3    LEGAL PROCEEDINGS
------    -----------------

Certain litigation is pending against the Corporation and the its subsidiaries. Management, after consultation with legal counsel, does not anticipate that any liability arising out of such litigation will have a material effect on the Corporation's Financial Statements.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------    ---------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

                                     PART II
                                     -------


ITEM 5    MARKET FOR CORPORATION'S COMMON STOCK
------    AND RELATED STOCKHOLDER MATTERS
          -------------------------------

Reference is made to the inside back cover of the Corporation's Annual Report to Stockholders for the year ended December 31, 2003, wherein this subject is covered.


ITEM 6    SELECTED FINANCIAL DATA
------    -----------------------

Reference is made to Page 5 of the Corporation's Annual Report to Stockholders for the year ended December 31, 2003, wherein this subject is covered.


ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------

Reference is made to Pages 6 through 22 of the Corporation's Annual Report to Stockholders for the year ended December 31, 2003, wherein this subject is covered.


ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------   ----------------------------------------------------------

Reference is made to Pages 9 and 10 of the Corporation's Annual Report to Stockholders for the year ended December 31, 2003, wherein the subject matter is covered.


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


ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------    -------------------------------------------

Reference is made to Pages 23 through 48 of the Corporation's Annual Report to Stockholders for the year ended December 31, 2003, wherein this subject is covered.


ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
------    ON ACCOUNTING AND FINANCIAL DISCLOSURE
          --------------------------------------
          NONE


ITEM 9A   CONTROLS AND PROCEDURES
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

                                    PART III
                                    --------


ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------   --------------------------------------------------

Reference is made to Pages 4 through 9 of the Corporation's Proxy Statement to Stockholders for the 2004 Annual Meeting scheduled for April 21, 2004, wherein this subject is covered.

The Board of Directors has determined that George R. Sullivan, a member of the Board of Directors and the Audit Committee, is qualified as an Audit Committee Financial Expert within the meaning of SEC regulations.


ITEM 11   EXECUTIVE COMPENSATION
-------   ----------------------

References is made to Pages 12 through 17 of the Corporation's Proxy Statement to Stockholders for the 2004 Annual Meeting scheduled for April 21, 2004, wherein this subject is covered.


ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------   --------------------------------------------------------------

Reference is made to Pages 10 and 11 of the Corporation's Proxy Statement to Stockholders for the 2004 Annual Meeting scheduled for April 21, 2004, wherein this subject is covered.


ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------   ----------------------------------------------

Reference is made to Pages 10 through 20, of the Corporation's Proxy Statement to Stockholders for the 2004 Annual Meeting scheduled for April 21, 2004, wherein this subject is covered under the caption "Beneficial Ownership of Stock and Executive Compensation - Miscellaneous".


ITEM 14   PRINCIPAL ACCOUNTING FEES AND SERVICES
-------   --------------------------------------

Reference is made to Page 8 of the Corporation's Proxy Statement for stockholders for the 2004 Annual Meeting scheduled for April 21, 2004 wherein this subject is covered.







                                      III-1

                                     PART IV
                                     -------


ITEM 15   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------   ---------------------------------------------------------------

The following documents are filed as a part of this report:

          1.   Financial Statements

               The following financial statements are incorporated in this Annual Report on Form 10-K by reference to the Corporation's Annual Report to Stockholders for the year ended December 31, 2003:

                              WESTBANK CORPORATION
                              --------------------
                                                                         Page of
                                                                          Annual
                                                                          Report
                                                                          ------

               Independent Auditors' Reports ......................... 49 and 50
               Consolidated Balance Sheets at December 31, 2003
                   and 2002 ..........................................        23
               Consolidated Statements of Income for the years
                   ended December 31, 2003, 2002 and 2001 ............        24
               Consolidated Statement of Stockholders' Equity
                   from January 1, 2001, to December 31, 2003 ........        25
               Consolidated Statements of Comprehensive Income
                   for the years ended December 31, 2003, 2002
                   and 2001 ..........................................        25
               Consolidated Statements of Cash Flows for the
                   years ended December 31, 2003, 2002 and 2001 ......        26
               Notes to Consolidated Financial Statements ............   27 - 48



               Reports on Form 8-K:
                   On April 4, 2003, the Corporation filed Form 8-K announcing a change in certifying accountants.
                   On July 17, 2003, the Corporation filed Form 8-K announcing the financial results for the quarter ended June 30, 2003.
                   On October 17, 2003, the Corporation filed Form 8-K
                      announcing the financial results for the quarter ended September 30, 2003.
                   On February 3, 2004, the Corporation filed Form 8-K
                      announcing the financial results for the quarter ended December 31, 2003.


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

SIGNATURE                        TITLE                             DATE
--------------------------------------------------------------------------------

/s/ Donald R. Chase              PRESIDENT AND                     March 4, 2004
---------------------------      CHIEF EXECUTIVE OFFICER
Donald R. Chase                  AND DIRECTOR


/s/ Ernest N. Laflamme, Jr.      CHAIRMAN OF THE BOARD             March 4, 2004
---------------------------      AND DIRECTOR
Ernest N. Laflamme, Jr.


/s/ John M. Lilly                TREASURER AND                     March 4, 2004
---------------------------      CHIEF FINANCIAL OFFICER
John M. Lilly


/s/ Roland O. Archambault        DIRECTOR                          March 4, 2004
---------------------------
Roland O. Archambault


/s/ Mark A. Beauregard           DIRECTOR                          March 4, 2004
---------------------------
Mark A. Beauregard


/s/ David R. Chamberland         DIRECTOR                          March 4, 2004
---------------------------
David R. Chamberland


/s/ G. Wayne McCary              DIRECTOR                          March 4, 2004
---------------------------
G. Wayne McCary


/s/ Robert J. Perlak             CORPORATE CLERK                   March 4, 2004
---------------------------      AND DIRECTOR
Robert J. Perlak


/s/ George R. Sullivan           DIRECTOR                          March 4, 2004
---------------------------
George R. Sullivan


/s/ James E. Tremble             DIRECTOR                          March 4, 2004
---------------------------
James E. Tremble

                                  EXHIBIT INDEX




                                                                        Page No.
                                                                        --------


3.      Articles of Organization and By-Laws, as amended                      **

        (a) Articles of Organization, as amended                               *

        (b) By-Laws, as amended                                                *

10.1    Employment Agreement

10.2    Form of Change of Control Agreements

21.     Subsidiaries of Registrant                                TO BE INCLUDED

31.1    Certification of Chief Executive Officer, pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002

31.2    Certification of Chief Financial Officer, pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002

32.1    Certification of Chief Executive Officer, pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Treasurer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Portions of the Corporation's Annual Report to Stockholders for year-end 2003 incorporated by reference into this annual report on Form 10-K








* Incorporated by reference to identically numbered exhibits contained in Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

** Incorporated by reference to identically numbered exhibits contained in Registrant's Annual Report on Form 10-K for the year ended December 31, 1987.