Form 10-Q
period 2004-03-31
WESTBANK CORP
filed 2004-05-06
CIK 742070

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q



(Mark One)   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended MARCH 31, 2004



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

                               YES [X]    NO [_]


Common stock, par value $2 per share: 4,465,598 shares outstanding as of April 30, 2004.

================================================================================

                      WESTBANK CORPORATION AND SUBSIDIARIES

                                      INDEX


                         PART I - FINANCIAL INFORMATION
                                                                          Page
                                                                          ----

ITEM 1.    Financial Statements

           Condensed Consolidated Balance Sheets                           3

           Condensed Consolidated Statements of Income                     4

           Condensed Consolidated Statements of Stockholders' Equity       5

           Condensed Consolidated Statements of Comprehensive Income       5

           Condensed Consolidated Statements of Cash Flow                  6

           Notes to Condensed Consolidated Financial Statements            7-9


ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  10-19


ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk     20


ITEM 4.    Controls and Procedures                                        20



                                     PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings                                              21

ITEM 2.    Changes in Rights of Securities Holders,
           Use of Proceeds and Issuer Purchases of Equity Securities      21

ITEM 3.    Defaults by Company on Its Senior Securities                   21

ITEM 4.    Submission of Matters to a Vote of Security Holders            21

ITEM 5.    Other Information                                              21

ITEM 6.    Exhibits and Reports on Form 8-K                               21



Signatures                                                                22

ITEM 1.  FINANCIAL STATEMENTS

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                         March 31, 2004
 (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                     (Unaudited)     December 31, 2003
--------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks:
     Non-interest bearing                                                  $   14,095         $   14,599
     Interest bearing                                                              60                 40
Federal funds sold                                                              6,501                 39
--------------------------------------------------------------------------------------------------------
Total cash and cash equivalents                                                20,656             14,678
--------------------------------------------------------------------------------------------------------
Investment securities available for sale, at fair value                       212,485            241,812
Investment securities held to maturity, at amortized cost                      43,305                250
     (approximate fair value of
     $43,481 in 2004 and $262 in 2003)
--------------------------------------------------------------------------------------------------------
Total securities                                                              255,790            242,062
--------------------------------------------------------------------------------------------------------
Loans                                                                         425,373            439,911
Allowance for loan losses                                                       4,294              4,428
--------------------------------------------------------------------------------------------------------
     Net loans                                                                421,079            435,483
Premises and equipment, net                                                     6,618              6,749
Accrued interest receivable                                                     3,465              3,180
Other real estate owned - net                                                     705
Intangible assets                                                               9,767              8,837
Bank-owned life insurance                                                       8,993              8,703
Investment in unconsolidated investee                                             526                526
Other assets                                                                    4,284              4,368
--------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                               $  731,883         $  724,586
========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Non-interest bearing                                                  $   75,221         $   76,015
     Interest bearing                                                         495,187            460,439
--------------------------------------------------------------------------------------------------------
         Total deposits                                                       570,408            536,454
Borrowed funds                                                                 91,877            122,204
Accrued interest payable                                                          688                575
Payable to Westbank Capital Trust 1                                            17,526             17,526
Other liabilities                                                               4,030              2,552
--------------------------------------------------------------------------------------------------------
         Total liabilities                                                    684,529            679,311
--------------------------------------------------------------------------------------------------------
Stockholders' Equity:
Common stock    - $2 par value
     Authorized - 9,000,000 shares
     Issued     - 4,523,480 shares in 2004 and 2003                             9,047              9,047
Additional paid in capital                                                     14,277             14,524
Retained earnings                                                              23,688             22,724
Treasury stock (62,684 shares in 2004
     and 114,232 shares in 2003)                                               (1,167)            (1,692)
Accumulated other comprehensive income                                          1,509                672
--------------------------------------------------------------------------------------------------------
         Total Stockholders' Equity                                            47,354             45,275
--------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $  731,883         $  724,586
========================================================================================================

     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Three months ended March 31,                                        2004              2003
---------------------------------------------------------------------------------------------
Income:
     Interest and fees on loans                                  $    6,189        $    7,633
     Interest and dividend income on securities                       2,864             1,669
     Interest on federal funds sold                                       7                62
---------------------------------------------------------------------------------------------
Total interest and dividend income                                    9,060             9,364
Interest expense                                                      3,529             3,848
---------------------------------------------------------------------------------------------
Net interest income                                                   5,531             5,516
Provision for loan losses
---------------------------------------------------------------------------------------------
Net interest income after
     provision for loan losses                                        5,531             5,516
---------------------------------------------------------------------------------------------
Non-interest income:
     Gain on sale of securities                                          62               259
     Gain on sale of loans                                              380
     Other non-interest income                                          874               734
---------------------------------------------------------------------------------------------
Total non-interest income                                             1,316               993
---------------------------------------------------------------------------------------------
Non-interest expenses:
     Salaries and benefits                                            2,596             2,370
     Other non-interest expense                                       1,529             1,347
     Occupancy - net                                                    461               445
---------------------------------------------------------------------------------------------
Total non-interest expense                                            4,586             4,162
---------------------------------------------------------------------------------------------
Income before income taxes                                            2,261             2,347
Income taxes                                                            676               841
---------------------------------------------------------------------------------------------

NET INCOME                                                       $    1,585        $    1,506
=============================================================================================
Net income per share
                              -  Basic                           $     0.36        $     0.35
                              -  Diluted                         $     0.34        $     0.33

Weighted average shares outstanding
                              -  Basic                            4,429,208         4,344,446
                              -  Dilutive Option Shares             274,915           164,512
---------------------------------------------------------------------------------------------
                              -  Diluted                          4,704,123         4,508,958
=============================================================================================

     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 2003 AND THREE MONTHS ENDED MARCH 31, 2004

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            COMMON STOCK                                                  ACCUMULATED
                                       -----------------------   ADDITIONAL                                  OTHER
                                        NUMBER         PAR         PAID-IN       RETAINED     TREASURY   COMPREHENSIVE
                                       OF SHARES      VALUE        CAPITAL       EARNINGS       STOCK    INCOME/(LOSS)    TOTAL
----------------------------------------------------------------------------------------------------------------------------------
BALANCE - JANUARY 1, 2003              4,367,780    $    9,047    $   14,497    $   18,780   $   (2,091)   $    2,379   $   42,612
==================================================================================================================================
Net income                                                                           6,054                                   6,054
Cash dividends declared
     ($.48 per share)                                                               (2,110)                                 (2,110)
Shares issued from treasury stock:
     Stock option plan                    54,850                        (278)                       744                        466
     Dividend reinvestment
         and stock purchase plan          42,305                         105                        559                        664
Changes in unrealized gain/(loss)
     on securities available for sale                                                                          (1,707)      (1,707)
Repurchase of common stock               (55,687)                                                  (904)                      (904)
Income tax benefit for exercise of
     non-qualified stock options                                         105                                                   105
Stock option compensation (Note D)                                        95                                                    95
----------------------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2003            4,409,248         9,047        14,524        22,724       (1,692)          672       45,275
==================================================================================================================================
(UNAUDITED)
Net income                                                                           1,585                                   1,585
Cash dividends declared
     ($0.14 per share)                                                                (621)                                   (621)
Shares issued from treasury stock:
     Stock option plan                    69,164                        (388)                       942                        554
     Dividend reinvestment
         and stock purchase plan           8,199                          50                        112                        162
Changes in unrealized gain/(loss)
     on securities available for sale                                                                             837          837
Repurchase of common stock               (25,815)                                                  (529)                      (529)
Income tax benefit for exercise of
     non-qualified stock options                                          88                                                    88
Stock option compensation (Note D)                                         3                                                     3
----------------------------------------------------------------------------------------------------------------------------------
BALANCE - MARCH 31, 2004               4,460,796    $    9,047    $   14,277    $   23,688   $   (1,167)   $    1,509   $   47,354
==================================================================================================================================

     See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)
(DOLLARS IN THOUSANDS)
Three months ended March 31,                                               2004           2003
=================================================================================================
Net Income                                                              $    1,585     $    1,506
-------------------------------------------------------------------------------------------------
Unrealized gain (loss) on securities available for sale,
     net of income tax (benefit) expense of $(294) in 2004
     and $259 in 2003                                                        1,131           (503)
         Reclassification adjustment for losses
              included in net income, net of income tax
              benefit of $(148) in 2004 and $(88) in 2003                     (294)          (171)
-------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss)                                              837           (674)
-------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                                    $    2,422     $      832
=================================================================================================

     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)
(DOLLAR AMOUNTS IN THOUSANDS)

Three months ended March 31                                                           2004           2003
============================================================================================================
Operating activities:
Net income                                                                         $    1,585     $    1,506
     Adjustments to reconcile net income to
         net cash provided by operating activities:
              Investment accretion (income) expense                                       (66)            28
              Depreciation and amortization                                               202            196
              Realized gain on sale of securities                                         (62)          (259)
              Realized gain on sale of loans                                             (380)
              Exercise of non-qualified stock options                                      88
     Changes in assets and liabilities:
         (Increase) Decrease in accrued interest receivable                              (285)           556
         Increase in bank-owned life insurance                                           (290)           (98)
         Decrease (Increase) in other assets                                               84           (399)
         Increase  (Decrease) in accrued interest payable on deposits                     113            (58)
         Increase (Decrease) in other liabilities                                         548           (563)
------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                               1,537            909
------------------------------------------------------------------------------------------------------------
Investing activities:
     Investments and mortgage-backed securities:
         Held to maturity:
              Purchases                                                               (43,077)
              Proceeds from sales                                                      19,880          7,208
              Proceeds from maturities and principal payments                              22             59
         Available for sale:
              Purchases                                                               (60,735)          (665)
              Proceeds from maturities and principal payments                          70,248         29,444
Purchases of premises and equipment                                                       (71)           (44)
Proceeds from loan sales                                                               18,662
Net increase in loans                                                                  (3,684)          (361)
------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                     1,245         35,641
------------------------------------------------------------------------------------------------------------
Financing activities:
     Net decrease in borrowings                                                       (30,327)        (4,116)
     Net increase (decrease) in deposits                                               33,954        (25,037)
     Treasury stock issued, net                                                           190             29
     Dividends paid                                                                      (621)          (531)
------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                                     3,196        (29,655)
------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                                   5,978          6,895
Cash and cash equivalents at beginning of period                                       14,678         47,250
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                         $   20,656     $   54,145
============================================================================================================
Cash paid:
     Interest on deposits and other borrowings                                     $    3,642     $    3,906
     Income taxes                                                                         437            892
Supplemental disclosure of cash flow information:
     Transfer of loans to other real estate owned                                         574
     Unrealized gain (loss) on securities available for sale, net of taxes                837           (674)
     Increase in additional minimum pension liability                                     930

     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003
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

The accompanying unaudited condensed consolidated financial statements for the quarters ended March 31, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles"). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim reports. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts. Actual results could differ significantly from these estimates.

For further information, please refer to the Consolidated Financial Statements and footnotes thereto included in the Westbank Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE C  -  FINANCIAL STATEMENT RECLASSIFICATION

Certain amounts in the December 31, 2003 financial statements have been reclassified to conform to the March 31, 2004 presentation.

NOTE D  -  STOCK-BASED COMPENSATION

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

NOTE E  -  FINANCIAL AND PERFORMANCE LETTERS OF CREDIT

The Corporation has financial and performance letters of credit. Financial letters of credit require the Corporation to make payment if the customer's financial condition deteriorates, as defined in the agreements. Performance letters of credit require the Corporation to make payments if the customer fails to perform certain non-financial contractual obligations. The Corporation measures and considers recognition of the fair value of the guarantee obligation at inception. The Corporation estimates the initial fair value of the letters of credit based on the fee received from the customer. The fees collected as of March 31, 2004 were immaterial; therefore, these guarantee obligations are not reflected in the accompanying financial statements. The maximum potential undiscounted amount of future payments of letters of credit as of March 31, 2004 are approximately $673,000, of which $30,000 will expire on May 5, 2004, $450,000 will expire on September 17, 2004, and $193,000 will expire on January 15, 2005. Amounts due under these letters of credit would be reduced by any proceeds that the Corporation would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The Corporation has not recorded any contingent liabilities related to these letters of credit.

NOTE F  -  PAYABLE TO WESTBANK CAPITAL TRUST 1

The Corporation's adoption of FIN 46(R), "Consolidation of Variable Interest Entities," as of March 31, 2004 required the Corporation to remove Westbank Capital Trust 1 from the Corporation's consolidated financial statements and to record on its balance sheet the portion of ownership of the Preferred Stock issue in the amount of $526,000 as an "Investment in Unconsolidated Investee" and the total amount outstanding of $17,526,000 as "Note Payable to Westbank Capital Trust 1." Interest income and expense were recognized in the financial statements. The adoption of FIN 46(R) did not have a material impact on the financial position or results of operations. The banking regulatory agencies have not issued any guidance that would change the regulatory capital treatment for the trust preferred securities issued by Westbank Capital Trust 1 based on the adoption of FIN 46(R). However, as additional interpretations from the banking regulators related to entities such as Westbank Capital Trust 1 become available, management will reevaluate the potential impact on its Tier 1 capital calculation of such interpretations.

NOTE G  -  DIRECTORS AND EXECUTIVES SUPPLEMENTAL RETIREMENT PLAN

The Westbank Directors and Executives Supplemental Retirement Plan was established during 2001. Under the Supplemental Retirement Plan, the Bank provides post-retirement benefits for non-employee Directors who retire from the Board after reaching age seventy-two (72) and certain executive officers who retire at age sixty-five (65). The retirement benefit is in the amount of seventy-five percent (75%) of the Director's or executive's final compensation at retirement and is payable for the life of the retiree. For the executives, this amount is reduced by fifty percent (50%) of the primary insurance amount from Social Security and any employer-provided qualified retirement plans. The Corporation uses a December 31 measurement date for the plan.

The combined cost for the defined benefit portion of the Directors and Executives Supplemental Retirement Plan includes the following components:

March 31,                                      2004                2003
--------------------------------------------------------------------------

Service cost                                $   30,319          $   26,347
Interest cost                                   43,032              38,991
Amortization of prior service cost              31,235              31,235
--------------------------------------------------------------------------

                                            $  104,586          $   96,573
==========================================================================


The weighted average assumptions utilized to determine the benefit obligation and net benefit cost are as follows:

At March 31,                                   2004                2003
--------------------------------------------------------------------------

Discount rate                                     6.30%               6.30%
Rate of increase in compensation levels           5.00                5.00

The Corporation does not expect to contribute to the Directors and Executives Supplemental Retirement Plan in 2004.

NOTE H  -  RECENT ACCOUNTING PRONOUNCEMENTS

The Securities and Exchange Commission staff recently released Staff Accounting Bulletin (SAB) 105, "Loan Commitments Accounted for as Derivative Instruments." SAB 105 requires that a lender should not consider the expected future cash flows related to loan servicing or include any internally developed intangible assets, such as customer-related intangible assets, in determining the fair value of loan commitments accounted for as derivatives. Corporations will be required to adopt SAB 105 effective for commitments entered into after March 31, 2004. The requirements of SAB 105 will apply to the Corporation's mortgage loan interest rate lock commitments related to loans held for sale. At March 31, 2004, such commitments with notional amounts of approximately $467,500 were outstanding, all of which have been pre-sold in the secondary mortgage market. The effect on the Corporation's financial presentation was immaterial. The Corporation anticipates that it will adopt SAB 105 at the beginning of its second quarter and that application of its guidance will have no impact on the results of operations and financial position.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

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

All assumptions that form the basis of any forward-looking statements regarding future performance, as well as events or conditions which may affect such future performance, are based on factors that are beyond the Corporation's ability to control or predict with precision, including future market conditions and the behavior of other market participants. Among the factors that could cause actual results to differ materially from such forward-looking statements are the following:

1. The status of the economy in general, as well as in the Corporation's primary market areas of western and central Massachusetts, and northeastern Connecticut;

2. The real estate market in western and central Massachusetts, and northeastern Connecticut;

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

CRITICAL ACCOUNTING POLICIES
The accounting and reporting policies of Westbank Corporation are in accordance with generally accepted accounting policies in the United States of America and conform to general practices within the banking industry. In reviewing and understanding financial information for the Corporation, you are encouraged to read and understand the significant accounting policies that are used in preparing the Corporation's consolidated financial statements. These policies are described in Note 1 to the consolidated financial statements in the Corporation's Annual Report on Form 10-K. Of these policies, management believes that the accounting for loans and the allowance for loan losses are the most critical.

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

The Corporation measures impairment of loans in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting for Impairment of a Loan", as Amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" (collectively "SFAS No. 114"). A loan is recognized as impaired when it is probable that either principal or interest is not collectible in accordance with the terms of the loan agreement. Measurement of impairment for commercial loans is generally based on the present value of expected future cash flows discounted at the loan's effective interest rate. Commercial real estate loans are generally measured based on the fair value of the underlying collateral. If the estimated fair value of the impaired loan is less than the related recorded amount, a specific valuation allowance is established or a write-down is charged against the allowance for loan losses. Smaller balance homogenous loans, including residential real estate and consumer loans, are excluded from the provisions of SFAS No. 114. Generally, income is recorded only on a cash basis for impaired loans.

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

At March 31, 2004, the allowance for loan losses totaled $4,294,000, representing 1.01% of total loans and 360.2% of non-performing loans. Please see "Provision and Allowance for Loan Losses" for further discussion of the Corporation's methodology in determining the allowance as of March 31, 2004.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate. Net unrealized losses are recognized through a valuation allowance charged to income.

BUSINESS SUMMARY  -
Westbank Corporation is a one-bank holding company with its headquarters located in West Springfield, Massachusetts. Westbank operates eighteen (18) branch offices and twenty-three (23) ATM's, serving communities in western and central Massachusetts and northeastern Connecticut. Westbank's affiliates include Westbank, a commercial bank and trust company, Park West Securities Corporation and PWB&T, Inc.

Westbank Corporation has a growth-oriented strategy focused on (1) shareholder value, (2) expanding its banking franchise, (3) unparalleled service and (4) effective capital management.

The primary source of Westbank's revenue is net interest income from loans and deposits, and fee income. Balance sheet growth was approximately 1% for the quarter ended March 31, 2004. The components of growth for the quarter were federal funds sold, security purchases and deposits. The offset to the growth was a decline in the loan portfolio and borrowed funds. The rise in interest rates during the latter part of 2003 and continuing into 2004 resulted in lower mortgage volume. Contributing to the decline in the loan portfolio, management sold approximately $18,700,000 of fixed rate residential real estate loans as part of its interest rate risk management strategy. Deposits grew approximately 6.3% for the quarter, providing management with the funds to pay down approximately 24.8%, or $30,300,000, of its borrowings.

CHANGES IN FINANCIAL CONDITION  -
Total consolidated assets amounted to $731,883,000 on March 31, 2004 compared to $724,586,000 on December 31, 2003. As of March 31, 2004, and December 31, 2003,
earning assets amounted to, respectively, $688,250,000 or 94.0% of total assets and $682,578,000 or 94.2% of total assets. Earning assets increased during the first three months of 2004 as a result of an increase in securities and federal funds sold, which was offset by a decrease in loans. An increase in deposits and a decrease in borrowed funds offset the increase in earning assets.

CHANGES IN RESULTS OF OPERATIONS  -
For the quarter ended March 31, 2004, net income totaled $1,585,000 compared to $1,506,000 for the three-month period ended March 31, 2003.

Non-interest income increased by $323,000 during the first quarter of 2004 compared to the first quarter of 2003. During the first quarter of 2004, the Corporation recognized gains on sale of securities available for sale and loans totaling $62,000 and $380,000 respectively, while other non-interest income totaled $874,000. Included in other non-interest income are $110,500 in write-downs of the Bank's mortgage servicing assets and $180,000 of life insurance proceeds. Non-interest expense totaled $4,586,000 for the quarter ended March 31, 2004, an increase of $424,000 versus the first quarter of 2003.

The overall decrease in interest income reflects an increase in volume and a decline in interest rates on earning assets, while the decrease in interest expense reflects an increase in interest-bearing liabilities and a decrease in rates as compared to the first quarter of 2003. Further analysis is provided in sections on net interest revenue and supporting schedules.

ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS  -
A decrease of $134,000 has been reflected in the allowance for loan losses in the quarter, with $0 being provided compared to $0 in 2003. Loans written off against the allowance for loan losses after recoveries amounted to net charge-offs of $134,000 for the first three months of 2004 versus net recoveries of $71,000 for the same period of 2003.

After giving effect to the actions described above, the allowance for loan losses at March 31, 2004, totaled $4,294,000 or 1.01% of total loans, as compared to $4,428,000 or 1.01% at December 31, 2003.

Non-performing past due loans at March 31, 2004, aggregated $1,192,000 or .28% of total loans compared to $3,308,000 or .75% at December 31, 2003. The percentage of non-performing past due loans and other real estate owned compared to total assets on those same dates, respectively, amounted to .26% and .46%.

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

(DOLLAR AMOUNTS IN THOUSANDS)

Quarter ended March 31,                                  2004           2003
-------------------------------------------------------------------------------
Interest and dividend income                          $    9,060     $    9,364
Interest expense                                           3,529          3,848
-------------------------------------------------------------------------------
Net interest income                                        5,531          5,516
Tax equivalent adjustment                                     32             23
===============================================================================
NET INTEREST INCOME (TAXABLE EQUIVALENT)              $    5,563     $    5,539
===============================================================================


INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS

(DOLLAR AMOUNTS IN THOUSANDS)

Quarter ended March 31,                    2004                    2003
-------------------------------------------------------------------------------
                                    Average                 Average
                                    Balance      Rate       Balance      Rate
-------------------------------------------------------------------------------
Earning Assets                     $677,293        5.37%   $623,233        6.02%
-------------------------------------------------------------------------------
Interest-bearing liabilities        593,181        2.38     542,594        2.84
-------------------------------------------------------------------------------
Interest rate spread                               2.99                    3.18
-------------------------------------------------------------------------------
Interest-free resources used
  to fund earning assets             84,112                  80,639
-------------------------------------------------------------------------------
Total Sources of Funds             $677,293        2.08    $623,233       2.47
===============================================================================
NET YIELD ON EARNING ASSETS                        3.29%                   3.55%
===============================================================================

QUARTER-TO-DATE AVERAGE BALANCES
INTEREST EARNED - INTEREST EXPENSE

(DOLLAR AMOUNTS IN THOUSANDS)

Three months ended March 31,                         2004                                         2003
------------------------------------------------------------------------------------------------------------------------
                                     Balance       Interest         Rate          Balance       Interest         Rate
------------------------------------------------------------------------------------------------------------------------
Federal funds sold and
  temporary investments            $    3,791     $        7            .74%    $   24,786     $       62           1.00%
Securities (a)                        236,484          2,868           4.85        120,608          1,672           5.55
Loans (b)                             437,018          6,217           5.69        477,839          7,653           6.41
------------------------------------------------------------------------------------------------------------------------
Total earning assets                  677,293     $    9,092           5.37%       623,233     $    9,387           6.02%
------------------------------------------------------------------------------------------------------------------------
Loan loss allowance                    (4,460)                                      (5,155)
All other assets                       43,181                                       42,836
------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                       $  716,014                                   $  660,914
========================================================================================================================

LIABILITIES AND EQUITY

Interest bearing deposits          $  472,566     $    2,528           2.14%    $  471,368     $    2,965           2.52%
Borrowed funds                        120,615          1,001           3.32         71,226            883           4.96
------------------------------------------------------------------------------------------------------------------------
Total interest bearing
  liabilities                         593,181          3,529           2.38        542,594          3,848           2.84
------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                                   2.99%                                        3.18%
Demand deposits                        75,169                                       71,176
Other liabilities                       1,933                                        4,609
Shareholders' equity                   45,731                                       42,535
------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND EQUITY       $  716,014                                   $  660,914
========================================================================================================================

Net Interest Income
  (tax equivalent basis)                          $    5,563                                   $    5,539
Interest Earned/Earning Assets                                         5.37%                                        6.02%
Interest Expense/Earning Assets                                        2.08                                         2.47
------------------------------------------------------------------------------------------------------------------------
Net Yield on Earning Assets                                            3.29%                                        3.55%
Deduct tax equivalent adjustment                          32                                           23
------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                               $    5,531                                   $    5,516
========================================================================================================================

(a) Tax equivalent basis. Interest income on non-taxable investment securities and loans includes the effects of the tax equivalent adjustments using the marginal federal tax rate of 34% in adjusting tax exempt interest income to a fully taxable basis.

(b) Average loan balances above include non-accrual loans. When a loan is placed in non-accrual status, interest income is recorded to the extent actually received in cash or is applied to reduce principal.

CHANGES IN NET INTEREST INCOME

(DOLLAR AMOUNTS IN THOUSANDS)

                                         QUARTER ENDED MARCH 31, 2004 OVER
                                           QUARTER ENDED MARCH 31, 2003
------------------------------------------------------------------------------
                                                     CHANGE DUE
                                        VOLUME         TO RATE         TOTAL
------------------------------------------------------------------------------

Interest Income:
     Loans                            $     (619)    $     (817)    $   (1,436)
     Securities                            1,430           (234)         1,196
     Federal Funds                           (42)           (13)           (55)
------------------------------------------------------------------------------
Total Interest Earned                        769         (1,064)          (295)
Interest Expense:
     Interest-bearing deposits                 8           (445)          (437)
     Other borrowed funds                    475           (357)           118
------------------------------------------------------------------------------
     Total Interest Expense                  483           (802)          (319)
------------------------------------------------------------------------------
NET INTEREST INCOME                   $      286     $     (262)    $       24
==============================================================================

For the quarter ended March 31, 2004, an increase in average earning assets of $54,060,000 or 8.67% and a 65-basis-point decrease in average rate of return resulted in an increase in volume of $769,000 and a decrease in rate of $1,064,000. An increase in average interest-bearing liabilities of $50,587,000 or 9.32% and a 46-basis-point decrease in average rate of interest paid contributed to an increase in volume of $483,000 and a decrease in rate of $802,000. Net interest earned on a tax equivalent basis increased to $5,563,000 for the first quarter of 2004, up $24,000 as compared with the quarter ended March 31, 2003.


OPERATING EXPENSES

The components of total operating expenses for the periods and their percentage of gross income are as follows:

(DOLLAR AMOUNTS IN THOUSANDS)

Quarter ended March 31,                   2004                      2003
-------------------------------------------------------------------------------
                                   Amount     Percent        Amount     Percent
-------------------------------------------------------------------------------
Salaries and benefits              $2,596      25.02%        $2,370      22.88%
Other non-interest expense          1,529      14.74          1,347      13.01
Occupancy - net                       461       4.44            445       4.30
-------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES           $4,586      44.20%        $4,162      40.19%
===============================================================================

For the three-month period ended March 31, 2004, operating expenses increased by approximately $424,000 versus the 2003 period. Salaries and benefits increased by $226,000, while other non-interest expense increased by $182,000 and occupancy increased by $16,000. The increase is a direct result of general additions to staff, the overall growth of the Corporation, and additions to staff and general operating costs related to the opening of the Corporation's newest office in Webster, Massachusetts.

INTEREST RATE SENSITIVITY

The following table sets forth the distribution of the repricing of the Corporation's earning assets and interest-bearing liabilities as of March 31, 2004, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio and the cumulative interest rate sensitivity gap ratio. The table also sets forth the time periods in which earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Banks customers. In addition, various assets and liabilities indicated as repricing within the same period may, in fact, reprice at different times within such period and at different rates.

(DOLLAR AMOUNTS IN THOUSANDS)

                                   THREE       OVER THREE      OVER ONE
                                  MONTHS        MONTHS TO       YEAR TO       OVER FIVE
                                  OR LESS       ONE YEAR      FIVE YEARS        YEARS         TOTAL
-----------------------------------------------------------------------------------------------------
Earning Assets                  $  103,349     $   53,376     $  169,319     $  362,206    $  688,250
Interest-Bearing
   Liabilities                     130,912        174,131        281,894         17,653       604,590
-----------------------------------------------------------------------------------------------------
Interest Rate
   Sensitivity Gap              $  (27,563)    $ (120,755)    $ (112,575)    $  344,553    $   83,660
=====================================================================================================

Cumulative Interest
   Rate Sensitivity Gap         $  (27,563)    $ (148,318)    $ (260,893)    $   83,660    $   83,660

Interest Rate
   Sensitivity Gap Ratio             (4.00)%       (17.55)%       (16.36)%        50.06%

Cumulative Interest
   Rate Sensitivity Gap Ratio        (4.00)%       (21.55)%       (37.91)%        12.15%

The presentation of a run-off and repricing of savings accounts and NOW accounts is based on the Corporation's historical experience with $9,741,000 and $3,422,000, respectively, included in the three-month to one-year category and the remainder placed in the one- to five-year category of the interest-bearing liabilities.

Westbank seeks to manage the mix of asset and liability maturities to control the effect of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on Westbank's earnings due to the rate of variability and short-term maturities of its earning assets.


LIQUIDITY

Liquidity refers to the Corporation's ability to general adequate amounts of cash to fund loan originations, security purchases, deposit withdrawals, and fund dividends on the Corporation's common stock and the amount payable to Westbank Capital Trust 1.

The Corporation's liquidity position is monitored by the Asset/Liability Committee, based on policies approved by the Board of Directors. The Committee meets regularly to review and direct the Bank's investment, lending and deposit-gathering activities.

At March 31, 2004, the Corporation maintained cash balances, short-term investments and investments available for sale totaling $233,141 million, representing 31.9% of total quarter-end assets, versus $256,490 million or 35.4% of total assets at December 31, 2003.

The following table summarizes the Corporation's contractual obligations as well as commitments to fund loans:

(DOLLAR AMOUNTS IN THOUSANDS)

                                                           DUE IN           DUE IN
                                          DUE IN           ONE TO          THREE TO         DUE AFTER
                                         ONE YEAR       THREE YEARS       FIVE YEARS       FIVE YEARS         TOTAL
=======================================================================================================================
Contractual Obligations:
Investment security purchases          $      9,229                                                        $      9,229
Total borrowings                              7,532     $     28,231     $     30,000     $      8,000           73,763
Payable to Westbank Capital Trust 1                                                             17,526           17,526
Annual rental commitments under non-
  cancelable operating leases                   260              436              230               12              938
-----------------------------------------------------------------------------------------------------------------------
                                       $     17,021     $     28,667     $     30,230     $     25,538     $    101,456
=======================================================================================================================



                                                         EXPIRES IN       EXPIRES IN
                                        EXPIRES IN         ONE TO          THREE TO        EXPIRES IN
(DOLLAR AMOUNTS IN THOUSANDS)            ONE YEAR       THREE YEARS       FIVE YEARS       FIVE YEARS          TOTAL
=======================================================================================================================
Commitments:
Commitments to extend credit           $     17,028                                                        $     17,028
Undisbursed portion of loans in process
  and unused portions of lines of credit     29,662     $      5,379     $      1,719     $     19,224           55,984
-----------------------------------------------------------------------------------------------------------------------
                                       $     46,690     $      5,379     $      1,719     $     19,224     $     73,012
=======================================================================================================================

At March 31, 2004, the Corporation had certificates of deposit maturing within the next 12 months amounting to $193,039,000. Based on historical experience, the Corporation anticipates that a significant portion of the maturing certificates of deposit will be renewed with the Corporation.

In addition to cash flow from loan and securities payments and prepayments, as well as from sales of available for sale securities and mortgage loans, the Corporation has significant borrowing capacity available to fund liquidity needs. During the first quarter of 2004, the Corporation decreased its utilization of borrowings and increased its use of deposits as a source of funds. The average balance of borrowings for the first quarters of 2004 and 2003 were $109,236,000 and $71,066,000 respectively. The Bank's borrowings to date have consisted primarily of advances from the Federal Home Loan Bank of Boston, of which the Bank is a member. Under the terms of the collateral agreement with the Federal Home Loan Bank, the Bank pledges residential mortgage loans and mortgage-backed securities, as well as the Bank's stock in the Federal Home Loan Bank, as collateral for such transactions. The note payable to Westbank Capital Trust 1 is callable in whole or in part on or after September 30, 2004.

The Corporation has not used any off-balance sheet financing arrangements for liquidity purposes. Its primary financial instruments with off-balance sheet risk are limited to loan servicing for others, obligations to fund loans to customers pursuant to existing commitments and commitments to sell mortgage loans. Liquidity management requires close scrutiny of the mix and maturity of deposits, borrowings and short-term investments. Cash and due from banks, federal funds sold, investment securities and mortgage-backed securities available for sale, as compared to deposits and borrowings, are used by the Corporation to compute its liquidity on a daily basis.

The primary source of funds for the payment of dividends by the Corporation is dividends paid to the Corporation by the Bank. Bank regulatory authorities generally restrict the amounts available for payment of dividends, if the effect thereof would cause the capital of the Bank to be reduced below applicable capital requirements. These restrictions indirectly affect the Corporation's ability to pay dividends.

Management of the Corporation believes that its current liquidity is sufficient to meet current and anticipated funding needs.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

(DOLLAR AMOUNTS IN THOUSANDS)

Quarter ended March 31,                               2004              2003
------------------------------------------------------------------------------
Balance at beginning of period                      $  4,428          $  5,111
Provision for loan losses
------------------------------------------------------------------------------
                                                       4,428             5,111
------------------------------------------------------------------------------
Less charge-offs:
     Loans secured by real estate                         82                 4
     Commercial and industrial loans                      51
     Consumer loans                                       14                40
------------------------------------------------------------------------------
                                                         147                44
------------------------------------------------------------------------------
Add-recoveries:
     Loans secured by real estate                        100
     Commercial and industrial loans                       1                13
     Consumer loans                                       12                 2
------------------------------------------------------------------------------
                                                          13               115
------------------------------------------------------------------------------
Net charge-offs (recoveries)                             134               (71)
------------------------------------------------------------------------------
BALANCE AT END OF PERIOD                            $  4,294          $  5,182
==============================================================================

Net charge-offs (recoveries) to:
     Average loans                                       .03%             (.02%)
     Loans at end of period                              .03%             (.01%)
     Allowance for loan losses at January 1             3.03%            (1.39%)

Allowance for loan losses at March 31 as a
percentage of:
     Average loans                                       .98%             1.08%
     Loans at end of period                             1.01%             1.08%

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

The Corporation measures impairment of loans in accordance with SFAS No. 114, "Accounting for Impairment of a Loan as Amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" (collectively SFAS No. 114). A loan is recognized as impaired when it is probable that either principal or interest is not collectible in accordance with the terms of the loan agreement. Measurement of impairment for commercial loans is generally based on the present value of expected future cash flows discounted at the loan's effective interest rate. Commercial real estate loans are generally measured based on the fair value of the underlying collateral. If the estimated fair value of the impaired loan is less than the related recorded amount, a specific valuation allowance is established or a write-down is charged against the allowance for loan losses. Smaller balance homogenous loans, including residential real estate and consumer loans, are excluded from the provisions of SFAS No. 114. Generally, income is recorded only on a cash basis for impaired loans.

The formula reserve allocation is calculated by applying loss factors to outstanding loans by category. Loss factors are based on historical loss experience.

The general reserve allocation incorporates general business and economic conditions, credit quality trends, loan concentrations, industry conditions within portfolio segments and overall delinquency levels.

The allowance for loan losses is increased by provisions charged against current earnings. Loan losses are charged against the allowance when management believes that the collectibility of the loan principal is unlikely. Recoveries on loans previously charged off are credited to the allowance. Management believes that the allowance for loan losses is appropriate. While management uses available information to assess possible losses on loans, future adjustments to the allowance may be necessary based on changes in non-performing loans, changes in economic conditions or for other reasons. Any future adjustments to the allowance would be recognized in the period in which they were determined to be necessary. In addition, various regulatory agencies periodically review the Corporation's allowance for loan losses as an integral part of their examination process. Such agencies may require the Corporation to recognize adjustments to the allowance, based on judgements different from those of management. Management also retains an independent loan review consultant to provide advice on the appropriateness of the loan loss allowance.

For the quarters ended March 31, 2004 and 2003, the Bank did not make any additions to the allowances for loan losses. For the quarters ended March 31, 2004 and 2003, recoveries totaled $13,000 and $115,000, and charge-offs totaled $147,000 and $44,000 respectively.

NON-ACCRUAL, PAST DUE AND NON-PERFORMING LOANS

(DOLLAR AMOUNTS IN THOUSANDS)

                                         03-31-04      12-31-03      09-30-03      06-30-03      03-31-03
=========================================================================================================
Non-accrual loans                        $    997      $  3,111      $  2,182      $  1,116      $  1,052
---------------------------------------------------------------------------------------------------------

Loans contractually past due 90 days
   or more still accruing                     195           197         1,335           346           373
---------------------------------------------------------------------------------------------------------

Total non-accrual and past due loans        1,192         3,308         3,517         1,462         1,425
---------------------------------------------------------------------------------------------------------

Non-accrual and past due loans as a
   percentage of total loans                 0.28%         0.75%         0.78%         0.32%         0.30%
---------------------------------------------------------------------------------------------------------

Allowance for loan losses as a
   percentage of non-accrual and
   past due loans                          360.23%       133.86%       134.03%       350.34%       363.90%
---------------------------------------------------------------------------------------------------------

Other real estate owned - net                 705
---------------------------------------------------------------------------------------------------------

Total non-performing assets              $  1,897      $  3,308      $  3,517      $  1,462      $  1,425

Non-performing assets as a
   percentage of total assets                0.26%         0.46%         0.54%         0.23%         0.22%
---------------------------------------------------------------------------------------------------------

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Corporation's assessment of its sensitivity to market risk since its presentation in the 2003 Annual Report filed with the Securities and Exchange Commission.

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

ITEM 2. Changes in Rights of Securities Holders, Use of Proceeds and Issuer Purchases of Equity Securities

         Share Repurchase Plan - During the fourth quarter of 2003, the Board of Directors approved a new stock repurchase program of up to 5% of the Corporation's stock. The value of the 5% stock of the Corporation at the time of the announcement was approximately $3,800,000. The following table summarizes repurchases of Westbank Corporation's stock for the quarter ended March 31, 2004.

                                                                                                 Maximum
                                                                    Total Number of Shares   Number of Shares
                                                      Average        Purchased as Part of     that May Yet Be
                               Total Number of      Price Paid        Publicly Announced    Purchased Under the
            Period             Shares Purchased      Per Share         Plans or Programs     Plans or Programs
            ------             ----------------      ---------         -----------------     -----------------
         January 2004               15,315          $    18.98               4,370               213,534
         February 2004               5,975               22.54               5,975               207,559
          March 2004                 4,525               23.07               4,525               203,034
             Total                  25,815          $    20.52              14,870               203,034

         On January 12, 2004, under the terms of the 1996 Incentive Stock Option Plan, the Corporation purchased from officers 10,945 shares of its common stock at an average stock option price of $18.56 per share in exchange for 26,250 shares at an average stock option price of $7.74 per share.

ITEM 3.  Defaults by Company on its Senior Securities  -  NONE

ITEM 4.  Submission of Matters to a Vote of Security Holders  -  NONE

ITEM 5.  Other Information  -  NONE

ITEM 6.  Exhibits and Reports on Form 8-K

         a.    Exhibits

               3.        Articles of Organization and By-Laws, as amended *
                         (a) Articles of Organization, as amended *
                         (b) By-Laws, as amended *

               31.1      Certification of Chief Executive Officer, pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002

               31.2      Certification of Chief Financial Officer, pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002

               32.1      Certification of Chief Executive Officer, pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002

               32.2      Certification of Chief Financial Officer, pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002

         b.    Reports on Form 8-K - None

* Incorporated by reference to identically numbered exhibits contained in Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.







                                          WESTBANK CORPORATION





Date:  May 5, 2004                        /s/ Donald R. Chase
                                          --------------------------------------
                                          Donald R. Chase
                                          President and Chief Executive Officer





Date:  May 5, 2004                        /s/ John M. Lilly
                                          --------------------------------------
                                          John M. Lilly
                                          Treasurer and Chief Financial Officer