Form 10-Q
period 2004-06-30
WESTBANK CORP
filed 2004-08-06
CIK 742070

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


                  For the quarterly period ended June 30, 2004


                        Commission file number 0 - 12784



                              WESTBANK CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



        MASSACHUSETTS                                         04-2830731
-------------------------------                       --------------------------
(State of other jurisdiction of                       (I.R.S. Employer I.D. No.)
 incorporation or organization)


    225 PARK AVENUE, WEST SPRINGFIELD, MASSACHUSETTS        01090-0149
    ------------------------------------------------------------------
        (Address of principal executive offices)            (Zip Code)


                                 (413) 747-1400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [_]


      Common stock, par value $2.00 per share: 4,695,395 shares outstanding as of July 31, 2004
================================================================================

                      WESTBANK CORPORATION AND SUBSIDIARIES

                                      INDEX

                         PART I - FINANCIAL INFORMATION



ITEM 1.    Financial Statements                                            Page
                                                                           ----

           Condensed Consolidated Balance Sheets                             3

           Condensed Consolidated Statements of Income                       4

           Condensed Consolidated Statements of Stockholders' Equity         5

           Condensed Consolidated Statements of Comprehensive Income         5

           Condensed Consolidated Statements of Cash Flows                   6

           Notes to Condensed Consolidated Financial Statements             7-9


ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   10-21


ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk       22


ITEM 4.    Controls and Procedures                                          22


                           PART II - OTHER INFORMATION


ITEM 1.    Legal Proceedings                                                23

ITEM 2.    Changes in Rights of Securities Holders, Use of Proceeds
           and Issuer Purchases of Equity Securities                        23

ITEM 3.    Defaults by Company on its Senior Securities                     23

ITEM 4.    Submission of Matters to a Vote of Security Holders              23

ITEM 5.    Other Events                                                     23

ITEM 6.    Exhibits and Reports on Form 8-K                                 24


Signatures                                                                  25

ITEM 1. FINANCIAL STATEMENTS

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 June 30, 2004
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)              (Unaudited)          December 31, 2003
--------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks:
      Non-interest bearing                                         $  19,499               $  14,599
      Interest bearing                                                     7                      40
Federal funds sold                                                       529                      39
--------------------------------------------------------------------------------------------------------
Total cash and cash equivalents                                       20,035                  14,678
--------------------------------------------------------------------------------------------------------
Investment securities available for sale, at fair value              214,181                 241,812
Investment securities held to maturity, at amortized cost             71,974                     250
      (approximate fair value of $70,233 in 2004 and $262 in 2003)
--------------------------------------------------------------------------------------------------------
Total securities                                                     286,155                 242,062
--------------------------------------------------------------------------------------------------------
Loans                                                                427,899                 439,911
Allowance for loan losses                                              4,227                   4,428
--------------------------------------------------------------------------------------------------------
Net loans                                                            423,672                 435,483
Premises and equipment, net                                            6,636                   6,749
Accrued interest receivable                                            3,983                   3,180
Other real estate owned, net                                             706
Goodwill                                                               8,837                   8,837
Bank-owned life insurance                                              9,081                   8,703
Investment in unconsolidated investee                                    526                     526
Other assets                                                           6,453                   4,368
--------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                       $ 766,084               $ 724,586
========================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
      Non-interest bearing                                         $  82,443               $  76,015
      Interest bearing                                               501,505                 460,439
--------------------------------------------------------------------------------------------------------
            Total deposits                                           583,948                 536,454
Borrowed funds                                                       116,287                 122,204
Accrued interest payable                                                 585                     575
Payable to Westbank Capital Trust 1                                   17,526                  17,526
Other liabilities                                                      3,252                   2,552
--------------------------------------------------------------------------------------------------------
            Total liabilities                                        721,598                 679,311
--------------------------------------------------------------------------------------------------------
Stockholders' Equity:
Common stock        - $2 par value
      Authorized    - 9,000,000 shares
      Issued        - 4,746,397 shares in 2004
                      and 4,523,480 in 2003                            9,493                   9,047
Unearned compensation -
      restricted stock award                                          (1,764)
Additional paid in capital                                            20,443                  14,524
Retained earnings                                                     19,692                  22,724
Treasury stock (56,215 shares in 2004 and 114,232 shares in 2003)     (1,108)                 (1,692)
Accumulated other comprehensive income (loss)                         (2,270)                    672
--------------------------------------------------------------------------------------------------------
            Total Stockholders' Equity                                44,486                  45,275
--------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 766,084               $ 724,586
========================================================================================================

     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                Quarter Ended June 30,            Six Months Ended June 30,
                                                                  2004         2003                  2004         2003
---------------------------------------------------------------------------------------------------------------------------
Income:
      Interest and fees on loans                               $  5,997     $  7,281              $ 12,186     $ 14,914
      Interest and dividend income on securities                  3,240        1,598                 6,104        3,267
      Interest on federal funds sold                                  2           54                     9          116
---------------------------------------------------------------------------------------------------------------------------
Total interest and dividend income                                9,239        8,933                18,299       18,297
Interest expense                                                  3,628        3,584                 7,157        7,432
---------------------------------------------------------------------------------------------------------------------------
Net interest income                                               5,611        5,349                11,142       10,865
Provision for loan losses                                             0            0                     0            0
---------------------------------------------------------------------------------------------------------------------------
Net interest income after
      provision for loan losses                                   5,611        5,349                11,142       10,865
---------------------------------------------------------------------------------------------------------------------------
Non-interest income:
      Gain on sale of securities                                    165            4                   227          263
      Gain on sale of loans                                          47          246                   427          246
      Other non-interest income                                     805          744                 1,679        1,478
---------------------------------------------------------------------------------------------------------------------------
Total non-interest income                                         1,017          994                 2,333        1,987
---------------------------------------------------------------------------------------------------------------------------
Non-interest expenses:
      Salaries and benefits                                       2,567        2,443                 5,163        4,813
      Other non-interest expense                                  1,551        1,421                 3,080        2,768
      Occupancy - net                                               385          365                   846          810
---------------------------------------------------------------------------------------------------------------------------
Total non-interest expense                                        4,503        4,229                 9,089        8,391
---------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                        2,125        2,114                 4,386        4,461
Income taxes                                                        681          612                 1,357        1,453
---------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                     $  1,444     $  1,502              $  3,029     $  3,008
---------------------------------------------------------------------------------------------------------------------------
Net income per share
                           - Basic                                $0.32        $0.33(1)              $0.67        $0.66(1)
                           - Diluted                              $0.30        $0.32(1)              $0.63        $0.63(1)

Weighted average shares outstanding
                           - Basic                            4,573,803    4,600,565(1)          4,511,505    4,581,224(1)
                           - Dilutive Option Shares             265,806(2)   163,344(1)            271,036(2)   159,090(1)
---------------------------------------------------------------------------------------------------------------------------
                           - Diluted                          4,839,609    4,763,909(1)          4,782,541    4,740,314(1)
===========================================================================================================================

(1) Share amounts and earnings per share are adjusted for the 5% stock dividend declared and distributed in May 2004.

(2) 8,400 options were excluded from diluted earnings per share because their effect would be anti-dilutive.


     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 2003 AND SIX MONTHS ENDED JUNE 30, 2004 (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   COMMON STOCK        UNEARNED                                              ACCUMULATED
                                   ------------      COMPENSATION    ADDITIONAL                                 OTHER
                                  NUMBER      PAR     RESTRICTED       PAID-IN     RETAINED    TREASURY    COMPREHENSIVE
                                OF SHARES    VALUE    STOCK AWARD      CAPITAL     EARNINGS      STOCK     INCOME/(LOSS)     TOTAL
------------------------------------------------------------------------------------------------------------------------------------
BALANCE - JANUARY 1, 2003       4,367,780   $9,047                     $14,497      $18,780    $(2,091)        $2,379      $42,612
====================================================================================================================================
Net income                                                                            6,054                                  6,054
Cash dividends declared
      ($.48 per share)                                                               (2,110)                                (2,110)
Shares issued from treasury
  stock:
      Stock option plan            54,850                                 (278)                    744                         466
      Dividend reinvestment and
        stock purchase plan        42,305                                  105                     559                         664
Changes in unrealized
  gain/(loss) on securities
  available for sale                                                                                           (1,707)      (1,707)
Repurchase of common stock        (55,687)                                                        (904)                       (904)
Income tax benefit for exercise
  of non-qualified stock options                                           105                                                 105
Stock option compensation
  (Note E)                                                                  95                                                  95
------------------------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2003     4,409,248    9,047                      14,524       22,724     (1,692)           672       45,275
====================================================================================================================================
(Unaudited)

Net income                                                                            3,029                                  3,029
Cash dividends declared
      ($.28 per share)                                                               (1,245)                                (1,245)
Shares issued from treasury
  stock:
      Stock option plan            76,801                                 (440)                  1,072                         632
      Dividend reinvestment and
        stock purchase plan        16,240                                  109                     231                         340
Changes in unrealized
  gain/(loss) on securities
  available for sale                                                                                           (2,942)      (2,942)
Repurchase of common stock        (35,024)                                                        (717)                       (717)
Income tax benefit for exercise
  of non-qualified stock options                                           102                                                 102
Stock option compensation
  (Note E)                                                                   3                                                   3
Issuance of restricted
  stock award (Note E)                                  (1,764)          1,785                                                  21
Five percent common stock
  dividend                        222,917      446                       4,360       (4,816)        (2)                        (12)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE - JUNE 30, 2004         4,690,182   $9,493     $(1,764)        $20,443      $19,692    $(1,108)       $(2,270)     $44,486
====================================================================================================================================


     See accompanying notes to condensed consolidated financial statements.


CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (DOLLARS IN THOUSANDS)

                                                                  Quarter Ended June 30,          Six Months Ended June 30,
                                                                   2004           2003               2004          2003
---------------------------------------------------------------------------------------------------------------------------
Net income                                                       $ 1,444         $ 1,502           $ 3,029       $ 3,008
---------------------------------------------------------------------------------------------------------------------------
Unrealized gain (loss) on securities available for sale,
      net of income taxes (benefit) of $(1,891) and $66 for
      the quarter and $(1,438) and $(193) for the six-month
      periods ended June 30, 2004 and 2003 respectively           (3,670)            128            (2,792)         (375)
Reclassification adjustment for gains included in net income, net of income taxes of $(56) and $(1) for the
      quarter and $(77) and $(89) for the six-month
      periods ended June 30, 2004 and 2003 respectively             (109)             (3)             (150)         (174)
---------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss)                                 (3,779)            125            (2,942)         (549)
---------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)                                      $(2,335)        $ 1,627           $    87       $ 2,459
===========================================================================================================================

     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW


(Unaudited) (DOLLAR AMOUNTS IN THOUSANDS)
                                                                                Six months ended June 30,
                                                                                   2004           2003
---------------------------------------------------------------------------------------------------------
Operating Activities:
Net income                                                                       $  3,029       $  3,008
      Adjustments to reconcile net income to net
      cash provided by operating activities:
            Investment accretion income                                              (104)           (20)
            Depreciation and amortization                                             436            339
            Realized gain on sale of securities                                      (227)          (263)
            Gain on sale of mortgages                                                (427)          (246)
      Changes in assets and liabilities
            (Increase) Decrease in accrued interest receivable                       (803)           403
            Increase in bank-owned life insurance                                    (378)          (196)
            (Increase) Decrease in other assets                                       179         (2,037)
            Increase (Decrease) in accrued interest payable on deposits                10           (139)
            Increase (Decrease) in other liabilities                                  248            (28)
---------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                           1,963            821
=========================================================================================================
Investing activities:
      Investments:
            Held to maturity:
                 Purchases                                                        (72,256)
                 Proceeds from maturities and principal payments                      551            119
            Available for sale:
                 Purchases                                                        (78,008)       (21,392)
                 Proceeds from sales                                               24,433          7,459
                 Proceeds from maturities and principal payments                   76,875         49,267
Purchases of premises and equipment                                                  (323)          (104)
Net decrease (increase) in loans                                                   11,544         (3,062)
---------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                               (37,184)        32,287
=========================================================================================================
Financing activities:
      Net increase (decrease) in deposits                                          47,494        (24,464)
      Net decrease in borrowings                                                   (5,917)        (9,989)
      Treasury stock issued, net                                                      246            193
      Dividends paid                                                               (1,245)        (1,057)
---------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                                40,578        (35,317)
=========================================================================================================
Increase (Decrease) in cash and cash equivalents                                    5,357         (2,209)
Cash and cash equivalents at beginning of period                                   14,678         47,250
=========================================================================================================
Cash and cash equivalents at end of period                                       $ 20,035       $ 45,041
=========================================================================================================
Cash paid:
      Interest on deposits and other borrowings                                  $  7,147       $  7,571
      Income taxes                                                                  1,283          6,180
Supplemental disclosure of cash flow information:
      Securitization of loans into mortgage-backed securities                                     26,079
      Transfer of loans to other real estate owned                                    574
      Unrealized loss on securities available for sale, net of taxes               (2,942)
      Unearned compensation - restricted stock award                                1,785
      Exercise of non-qualified stock options                                         102


     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(Unaudited)


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


NOTE B - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for the quarters and six-month periods ended June 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles"). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim reports. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts. Actual results could differ significantly from these estimates.

For further information, please refer to the Consolidated Financial Statements and footnotes thereto included in the Westbank Corporation Annual Report on Form 10-K for the year ended December 31, 2003.


NOTE C - STOCK DIVIDEND

On April 12, 2004, the Corporation announced a five percent (5%) stock dividend payable to shareholders of record May 12, 2004 to be paid on May 18, 2004. As a result of the stock dividend, all earnings-per-share data have been restated for the period ended June 30, 2003 to reflect the May 18, 2004 stock dividend.


NOTE D - FINANCIAL STATEMENT RECLASSIFICATION

Certain amounts in the December 31, 2003 and June 30, 2003 financial statements have been reclassified to conform to the June 30, 2004 presentation.


NOTE E - STOCK-BASED COMPENSATION

ACCOUNTING FOR STOCK-BASED COMPENSATION PLANS: Effective January 1, 2003, the Corporation adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", prospectively to all employee awards granted, modified or settled after January 1, 2003. In accordance with this Statement, the Corporation began expensing the cost of the stock-based employee compensation for all new employee awards granted.

RESTRICTED STOCK AWARD PLAN: On April 21, 2004, Westbank Corporation's stockholders approved the Corporation's adoption of the 2004 Recognition and Retention Plan ("RRP"), which allows the Corporation to grant restricted stock awards ("Awards") to certain officers, employees and outside Directors. The RRP is authorized to acquire not more than 92,505 shares of common stock on the open market. Shares generally vest at a rate of 12.5% per year, with the first vesting period ending May 25, 2005. The aggregate purchase price of all shares acquired by the RRP is reflected as a reduction of stockholders' equity. Compensation expense will be amortized annually over an eight(8)-year period as the Corporation's employees and Directors become vested in their stock awards. As of June 30, 2004, compensation expense amounted to $21,509 and is based on the fair value of the common stock on the grant date.

NOTE F - FINANCIAL AND PERFORMANCE LETTERS OF CREDIT

The Corporation has financial and performance letters of credit. Financial letters of credit require the Corporation to make payment if the customer's financial condition deteriorates, as defined in the agreements. Performance letters of credit require the Corporation to make payments if the customer fails to perform certain non-financial contractual obligations. The Corporation estimates the initial fair value of the letters of credit based on the fee received from the customer. The fees collected as of June 30, 2004 were immaterial; therefore, these guarantee obligations are not reflected in the accompanying financial statements. The maximum potential undiscounted amount of future payments of letters of credit as of June 30, 2004 are approximately $652,856, of which $450,000 will expire on September 17, 2004, $10,000 will expire on January 9, 2005 and $192,856 will expire on January 15, 2005. Amounts due under these letters of credit would be reduced by any proceeds that the Corporation would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The Corporation has not recorded any contingent liabilities related to these letters of credit.


NOTE G - PAYABLE TO WESTBANK CAPITAL TRUST 1

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

In response to FIN 46(R), the Federal Reserve Board has proposed to permit bank holding companies to continue to treat trust preferred securities as Tier 1 capital up to the current 25% limit until March 31, 2007. After March 31, 2007, the 25% limit will be calculated net of goodwill. The Federal Reserve Board also proposed to subject trust preferred securities to new quantitative and qualitative standards after the three-year transition period. The proposal also provides that, beginning with the period commencing five years prior to maturity (generally, twenty-five years after issuance), the entire amount of trust preferred securities must be removed as an element of Tier 1 capital and may be included in Tier 2 capital, subject to the same phase-out currently applicable to limited life preferred stock (i.e., one-fifth each year and excluded totally during the last year). If the proposal were adopted, there would be no material change as of June 30, 2004 to the regulatory capital treatment of the trust preferred securities issued by Westbank Capital Trust 1 based on the adoption of FIN 46(R) prior to the first revision of March 31, 2007.

NOTE H - DIRECTORS AND EXECUTIVES SUPPLEMENTAL RETIREMENT PLAN

The Westbank Directors and Executives Supplemental Retirement Plan was established in 2001. Under the Supplemental Retirement Plan, the Bank provides post-retirement benefits for non-employee Directors who retire from the Board after reaching age seventy-two (72) and certain executive officers who retire at age sixty-five (65). The retirement benefit is in the amount of seventy-five percent (75%) of the Director's or executive's final compensation at retirement and is payable for the life of the retiree. For the executives, this amount is reduced by fifty percent (50%) of the primary insurance amount from Social Security and any employer-provided qualified retirement plans. The Corporation uses a December 31 measurement date for the plan.

The combined cost of the defined benefit portion of the Directors and Executives Supplemental Retirement Plan includes the following components:

                                                       Quarter Ended June 30,            Six Months Ended June 30,
                                                        2004             2003              2004             2003
--------------------------------------------------------------------------------------------------------------------
Service cost                                        $   30,319         $  26,347       $   60,638        $   52,694
Interest cost                                           43,032            38,991           86,064            77,982
Amortization of prior service cost                      31,235            31,235           62,470            62,470
--------------------------------------------------------------------------------------------------------------------
                                                    $  104,586         $  96,573       $  209,172        $  193,146
====================================================================================================================

The weighted average assumptions utilized to determine the benefit obligation and net benefit cost are as follows:

                                                       Quarter Ended June 30,            Six Months Ended June 30,
                                                        2004             2003              2004             2003
--------------------------------------------------------------------------------------------------------------------
Discount rate                                          6.30%            6.30%              6.30%            6.30%
Rate of increase in compensation levels                5.00%            5.00%              5.00%            5.00%

The Corporation does not expect to contribute to the Directors and Executives Supplemental Retirement Plan in 2004.


NOTE I - RECENT ACCOUNTING PRONOUNCEMENTS

The Securities and Exchange Commission staff recently released Staff Accounting Bulletin (SAB) 105, "Loan Commitments Accounted for as Derivative Instruments." SAB 105 requires that a lender should not consider the expected future cash flows related to loan servicing or include any internally developed intangible assets, such as expected customer-related intangible assets, in determining the fair value of loan commitments accounted for as derivatives. Corporations were required to adopt SAB 105 effective for commitments entered into after March 31, 2004. The requirements of SAB 105 will apply to the Corporation's mortgage loan interest rate lock commitments to the extent the Bank originates loans held for sale. The Corporation adopted SAB 105 effective April 1, 2004 and the effect on the Corporation's financial presentation was immaterial. At June 30, 2004, no such commitments were outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2004 AND 2003


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

All assumptions that form the basis of any forward-looking statements regarding future performance, as well as events or conditions that may affect such future performance, are based on factors that are beyond the Corporation's ability to control or predict with precision, including future market conditions and the behavior of other market participants. Among the factors that could cause actual results to differ materially from such forward-looking statements are the following:

1. The status of the economy in general, as well as in the Corporation's primary market areas of western and central Massachusetts and northeastern Connecticut;

2. The real estate market in western and central Massachusetts and northeastern Connecticut;

3. Competition in the Corporation's primary market area from other banks, especially in light of continued consolidation in the New England banking industry;

4.   Any changes in federal and state bank regulatory requirements,

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

The Corporation measures impairment of loans in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting for Impairment of a Loan", as Amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" (collectively "SFAS No. 14"). A loan is recognized as impaired when it is probable that either principal or interest is not collectible in accordance with the terms of the loan agreement. Measurement of impairment for commercial loans is generally based on the present value of expected future cash flows discounted at the loan's effective interest rate. Commercial real estate loans are generally measured based on the fair value of the underlying collateral. If the estimated fair value of the impaired loan is less than the related recorded amount, a specific valuation allowance is established or a write-down is charged against the allowance for loan losses. Smaller balance homogenous loans, including residential real estate and consumer loans, are excluded from the provisions of SFAS No. 114. Generally, income is recorded only on a cash basis for impaired loans.

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

At June 30, 2004, the allowance for loan losses totaled $4,227,000, representing ..99% of total loans and 364.40% of non-performing loans. Please see "Provision and Allowance for Loan Losses" for further discussion of the Corporation's methodology in determining the allowance as of June 30, 2004.

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

The primary source of Westbank's revenue is net interest income from loans and deposits, and fee income. Balance sheet growth was approximately 5.73% for the six months ended June 30, 2004. The components of growth for the quarter were federal funds sold, security purchases and deposits. The offset to the growth was a decline in the loan portfolio and borrowed funds. The rise in interest rates during the latter part of 2003 and continuing into 2004 resulted in lower mortgage volume. Contributing to the decline in the loan portfolio, management sold approximately $20,505,000 of fixed rate residential real estate loans as part of its interest rate risk management strategy. Deposits grew approximately 8.85% for the six(6)-month period, providing management with the funds to pay down approximately 4.84%, or $5,917,000 of its borrowings.

CHANGES IN FINANCIAL CONDITION

Total consolidated assets amounted to $766,084,000 on June 30, 2004 compared to $724,586,000 on December 31, 2003. As of June 30, 2004 and December 31, 2003,
earning assets amounted to, respectively, $715,116,000 or 93.3% of total assets and $682,578,000 or 94.2% of total assets. Earning assets increased during the first six months of 2004 as a result of an increase in federal funds sold and securities, which was offset by a decrease in loans. An increase in deposits and a decrease in borrowed funds offset the increase in earning assets.


CHANGES IN RESULTS OF OPERATION

For the quarter ended June 30, 2004, net income totaled $1,444,000 compared to $1,502,000 for the quarter ended June 30, 2003. During the second quarter of 2004, the Corporation sold approximately $1,805,000 of real estate loans in the secondary mortgage market. For the six months ended June 30, 2004, net income was $3,029,000, compared to $3,008,000 for the same period during 2003.

Non-interest income increased by $23,000 during the second quarter of 2004 compared to the second quarter of 2003. During the second quarter of 2004, the Corporation recognized a gain on sale of securities available for sale and a gain on sale of loans totaling $165,000 and $47,000 respectively, while other non-interest income totaled $805,000. Included in other non-interest income is $74,400 in amortizations of the Bank's mortgage servicing assets. Non-interest expense totaled $4,503,000 for the quarter ended June 30, 2004, an increase of $274,000 versus the second quarter of 2003. The increase is the result of the overall growth of the corporation.

The overall increase in interest income reflects an increase in volume and a decline in interest rates on earning assets, while the increase in interest expense reflects an increase in interest-bearing liabilities and a decrease in rates as compared to the second quarter of 2003. Further analysis is provided in sections on net interest revenue and supporting schedules.


ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS

A decrease of $67,000 has been reflected in the allowance for loan losses during the most recent quarter. The Corporation recorded no provision for the quarters ended June 30, 2004 and June 30, 2003. Loans written off against the allowance for loan losses after recoveries amounted to net charge-offs of $67,000 and $201,000 respectively for the quarter and six months ended June 30, 2004. During the second quarter of 2003, the Corporation's net charge-offs totaled $60,000 and, for the six-month period ended June 30, 2003, the Corporation recorded net recoveries of $11,000.

After giving effect to the activity described above, the allowance for loan losses at June 30, 2004 totaled $4,227,000 or .99% of total loans, as compared to $4,428,000 or 1.02% at December 31, 2003.

Non-performing past due loans at June 30, 2004 aggregated $1,160,000 or .27% of total loans compared to $3,308,000 or .75% at December 31, 2003. The percentage of non-performing and past due loans compared to total assets on those same dates, respectively, amounted to .15% and .46%.

Management has made every effort to evaluate all circumstances known at this time that could affect the collectibility of loans and has reflected these in determining the provision for loan losses, the writing down of other real estate owned and impaired loans to fair value and other loans (watch list) monitored by management, the charge-off of loans and the balance in the allowance for loan losses. Management believes that the balance in the allowance for loan losses, are adequate based on the results of management's loan reserve evaluation process and circumstances known at this time.

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

(DOLLAR AMOUNTS IN THOUSANDS)
                              Quarter Ended June 30,   Six Months Ended June 30,
                                2004       2003           2004         2003
--------------------------------------------------------------------------------
Interest and dividend income   $ 9,239    $ 8,933       $18,299      $ 18,297
Interest expense                 3,628      3,584         7,157         7,432
--------------------------------------------------------------------------------
Net interest income              5,611      5,349        11,142        10,865
Tax equivalent adjustment           33         27            65            50
--------------------------------------------------------------------------------
NET INTEREST INCOME
(TAXABLE EQUIVALENT)           $ 5,644    $ 5,376       $11,207      $ 10,915
================================================================================

INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS
(DOLLAR AMOUNTS IN THOUSANDS)

                                              Quarter Ended June 30,                     Six Months Ended June 30,
-------------------------------------------------------------------------------------------------------------------------
                                           2004                   2003                  2004                  2003
-------------------------------------------------------------------------------------------------------------------------
                                     Average                Average               Average               Average
                                     Balance    Rate        Balance   Rate        Balance   Rate        Balance   Rate
-------------------------------------------------------------------------------------------------------------------------
Earning assets                      $701,238    5.29%     $604,565    5.93%     $689,265    5.33%    $ 613,847    5.98%
-------------------------------------------------------------------------------------------------------------------------

Interest-bearing liabilities         613,798    2.36       521,869    2.75       603,752    2.37       532,166    2.79
-------------------------------------------------------------------------------------------------------------------------

Interest rate spread                            2.93                  3.18                  2.96                  3.19
-------------------------------------------------------------------------------------------------------------------------
Interest-free resources used
      to fund earning assets          87,440                82,696                85,513                81,681
-------------------------------------------------------------------------------------------------------------------------

Total Sources of Funds              $701,238              $604,565              $689,265             $ 613,847
=========================================================================================================================
NET YIELD ON EARNING ASSETS                     3.22%                 3.56%                 3.25%                 3.56%
=========================================================================================================================


QUARTER-TO-DATE AVERAGE BALANCES
INTEREST EARNED - INTEREST EXPENSE


(DOLLAR AMOUNTS IN THOUSANDS)


                                                                       Quarter ended June 30,
                                                            2004                                       2003
-------------------------------------------------------------------------------------------------------------------------
                                              Balance     Interest(1)  Rate               Balance    Interest(1)   Rate
-------------------------------------------------------------------------------------------------------------------------
Federal funds sold and
      temporary investments                 $   1,157      $    2       .69%             $  21,797    $    54     0.99%
Securities                                    277,746       3,244      4.67                125,311      1,602     5.11
Loans                                         422,335       6,026      5.71                457,457      7,304     6.39
-------------------------------------------------------------------------------------------------------------------------
Total earning assets                          701,238      $9,272      5.29%               604,565    $ 8,960     5.93%
-------------------------------------------------------------------------------------------------------------------------
Loan loss allowance                            (4,334)                                      (5,200)
All other assets                               45,558                                       42,082
-------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                $ 742,462                                    $ 641,447
=========================================================================================================================
LIABILITIES AND EQUITY

Interest-bearing deposits                   $ 498,394      $2,655      2.13%             $ 457,923    $ 2,772     2.42%
Borrowed funds                                115,404         973      3.37                 63,946        812     5.08
-------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
      liabilities                             613,798      $3,628      2.36                521,869    $ 3,584     2.75
-------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                                   2.93%                                      3.18%
Demand deposits                                81,309                                       72,275
Other liabilities                               2,106                                        4,077
Shareholders' equity                           45,249                                       43,226
-------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES
      AND EQUITY                            $ 742,462                                    $ 641,447
=========================================================================================================================
Net Interest Income (tax equivalent basis)                 $5,644                                     $ 5,376
Interest Earned/Earning Assets                                         5.29%                                      5.93%
Interest Expense/Earning Assets                                        2.07                                       2.37
-------------------------------------------------------------------------------------------------------------------------
Net Yield on Earning Assets                                            3.22%                                      3.56%
Deduct tax equivalent adjustment                               33                                          27
-------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                        $5,611                                     $ 5,349
=========================================================================================================================
(1) Amounts shown are adjusted to a "tax equivalent" basis.

YEAR-TO-DATE AVERAGE BALANCES
INTEREST EARNED - INTEREST EXPENSE

(DOLLAR AMOUNTS IN THOUSANDS)
                                                                       Six months ended June 30,
                                                            2004                                       2003
-------------------------------------------------------------------------------------------------------------------------
                                              Balance     Interest(1)  Rate               Balance    Interest(1)   Rate
-------------------------------------------------------------------------------------------------------------------------
Federal funds sold and
      temporary investments                 $   2,474     $     9       .73%             $  23,294    $   116     1.00%
Securities                                    257,115       6,112      4.75                122,953      3,274     5.33
Loans                                         429,676      12,243      5.70                467,600     14,957     6.40
-------------------------------------------------------------------------------------------------------------------------
Total earning assets                          689,265     $18,364      5.33%               613,847    $18,347     5.98%
-------------------------------------------------------------------------------------------------------------------------
Loan loss allowance                            (4,397)                                      (5,178)
All other assets                               44,633                                       42,475
-------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                $ 729,501                                    $ 651,144
=========================================================================================================================
LIABILITIES AND EQUITY

Interest-bearing deposits                   $ 485,480     $ 5,183      2.14%             $ 464,621    $ 5,737     2.47%
Borrowed funds                                118,272       1,974      3.34                 67,545      1,695     5.02
-------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
      liabilities                             603,752     $ 7,157      2.37                532,166    $ 7,432     2.79
-------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                                   2.96%                                      3.19%
Demand deposits                                78,239                                       71,752
Other liabilities                               2,020                                        4,342
Shareholders' equity                           45,490                                       42,884
-------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES
      AND EQUITY                            $ 729,501                                    $ 651,144
=========================================================================================================================
Net Interest Income (tax equivalent basis)                $11,207                                     $10,915
Interest Earned/Earning Assets                                         5.33%                                      5.98%
Interest Expense/Earning Assets                                        2.08                                       2.42
-------------------------------------------------------------------------------------------------------------------------
Net Yield on Earning Assets                                            3.25%                                      3.56%
Deduct tax equivalent adjustment                               65                                          50
-------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                       $11,142                                    $ 10,865
=========================================================================================================================
(1) Amounts shown are adjusted to a "tax equivalent" basis.

CHANGES IN NET INTEREST INCOME

(DOLLAR AMOUNTS IN THOUSANDS)

                                           QUARTER ENDED JUNE 30, 2004
                                                       OVER
                                           QUARTER ENDED JUNE 30, 2003
--------------------------------------------------------------------------------
                                                   CHANGE DUE TO
                                    VOLUME             RATE            TOTAL
--------------------------------------------------------------------------------
Interest Income:
      Loans                        $  (536)        $  (742)          $ (1,278)
      Securities                     1,792            (150)             1,642
      Federal funds                    (40)            (12)               (52)
--------------------------------------------------------------------------------
Total Interest Earned                1,216            (904)               312
Interest Expense:
      Interest-bearing deposits        241            (358)              (117)
      Other borrowed funds             503            (342)               161
--------------------------------------------------------------------------------
Total Interest Expense                 744            (700)                44
--------------------------------------------------------------------------------
NET INTEREST INCOME                $   472         $  (204)          $    268
================================================================================


For the quarter June 30, 2004, an increase in average earning assets of $96,673,000 or 15.99% and a 64-basis-point decrease in average rate of return resulted in an increase in volume of $1,216,000 and a decrease in rate of $904,000. An increase in average interest-bearing liabilities of $91,929,000 or 17.62% and a 39-basis-point decrease in average rate of interest paid contributed to an increase in volume of $744,000 and a decrease in rate of $700,000. Net interest earned on a tax equivalent basis increased to $5,644,000 for the second quarter of 2004, up $268,000 as compared with the quarter ended June 30, 2003.



(DOLLAR AMOUNTS IN THOUSANDS)

                                          SIX MONTHS ENDED JUNE 30, 2004
                                                       OVER
                                          SIX MONTHS ENDED JUNE 30, 2003
--------------------------------------------------------------------------------
                                                   CHANGE DUE TO
                                    VOLUME             RATE             TOTAL
--------------------------------------------------------------------------------
Interest Income:
      Loans                        $ (1,155)        $ (1,559)         $ (2,714)
      Securities                      3,222             (384)            2,838
      Federal funds                     (82)             (25)             (107)
--------------------------------------------------------------------------------
Total Interest Earned                 1,985           (1,968)               17
Interest Expense:
      Interest-bearing deposits         249             (803)             (554)
      Other borrowed funds              978             (699)              279
--------------------------------------------------------------------------------
      Total Interest Expense          1,227           (1,502)             (275)
--------------------------------------------------------------------------------
NET INTEREST INCOME                $    758         $   (466)         $    292
================================================================================


For the six-month period ended June 30, 2004, an increase in average earning assets of $75,418,000 or 12.29% and a 65-basis-point decrease in average rate of return resulted in an increase in volume of $1,985,000 and a decrease in rate of $1,968,000. An increase in average interest-bearing liabilities of $71,586,000 or 13.45% and a 42-basis-point decrease in average rate of interest paid contributed to an increase in volume of $1,227,000 and a decrease in rate of $1,502,000. Net interest earned on a tax equivalent basis increased to $11,207,000 for the six-month period ended June 30, 2004, up $292,000 as compared with the six months ended June 30, 2003.

OPERATING EXPENSES

The components of total operating expenses for the periods and their percentage of interest income and non-interest income are as follows:

(DOLLAR AMOUNTS IN THOUSANDS)

                                        Quarter Ended June 30,                           Six Months Ended June 30,
                                     2004                    2003                      2004                     2003
------------------------------------------------------------------------------------------------------------------------------
                               Amount   Percent        Amount   Percent          Amount    Percent       Amount    Percent
------------------------------------------------------------------------------------------------------------------------------
Salaries and benefits         $ 2,567    25.03%       $ 2,443    24.61%          $5,163     25.02%       $4,813     23.73%
Other non-interest expense      1,551    15.12          1,421    14.31            3,080     14.93         2,768     13.65
Occupancy - net                   385     3.76            365     3.68              846      4.10           810      3.99
------------------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES      $ 4,503    43.91%       $ 4,229    42.60%          $9,089     44.05%       $8,391     41.37%
==============================================================================================================================

For the three-month period ended June 30, 2004, operating expenses increased by approximately $274,000 versus the 2003 period. Salaries and benefits increased by $124,000, other non-interest expense and occupancy increased by $130,000 and $20,000 respectively.

For the six-month period ended June 30, 2004, operating expenses increased by approximately $698,000 versus the 2003 period. Salaries and benefits increased by $350,000, other non-interest expense and occupancy increased by $312,000 and $36,000 respectively. The increase is the direct result of general additions to staff, the overall growth of the Corporation, and additions to staff and general operating costs related to the opening of the Corporation's newest office in Webster, Massachusetts.

INTEREST RATE SENSITIVITY

The following table sets forth the distribution of the repricing of the Corporation's earning assets and interest-bearing liabilities as of June 30, 2004, the interest rate sensitivity gar (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio and the cumulative interest rate sensitivity gap ratio. The table also sets forth the time periods in which earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Bank's customers. In addition, various assets and liabilities indicated as repricing within the same period may, in fact, reprice at different times within such period and at different rates.

(DOLLAR AMOUNTS IN THOUSANDS)

                                      Three          Over Three        Over One
                                     Months           Months to         Year to          Over Five
                                     or Less          One Year        Five Years           Years            Total
-----------------------------------------------------------------------------------------------------------------------
Earning Assets                      $ 98,669        $   48,725         $ 178,963        $ 388,759         $  715,116
Interest-Bearing
      Liabilities                    165,048           179,320           270,775           20,175            635,318
-----------------------------------------------------------------------------------------------------------------------
Interest Rate
      Sensitivity Gap               $(66,379)       $ (130,595)        $ (91,812)       $ 368,584         $   79,798
=======================================================================================================================

Cumulative Interest
      Rate Sensitivity Gap          $(66,379)       $ (196,974)        $(288,786)       $  79,798

Interest Rate
      Sensitivity Gap Ratio           (9.28)%          (18.26)%         (12.84)%           51.54%

Cumulative Interest
      Rate Sensitivity Gap Ratio      (9.28)%          (27.54)%         (40.38)%           11.16%


The presentation of a run-off and repricing of savings accounts and NOW accounts is based on the Corporation's historical experience with $9,805,000 and $3,307,000 respectively, included in the three-month to one-year category and the remainder placed in the one- to five-year category of the interest-bearing liabilities.

Westbank seeks to manage the mix of asset and liabilities maturities to control the effect of changed in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on Westbank's earnings due to the rate of variability and short-term maturities of its earning assets.


LIQUIDITY

Liquidity refers to the Corporation's ability to generate adequate amounts of cash to fund loan originations, security purchases, deposit withdrawals, and fund dividends on the Corporation's common stock and the amount payable to Westbank Capital Trust 1.

The Corporation's liquidity position is monitored by the Asset/Liability Committee, based on policies approved by the Board of Directors. The Committee meets regularly to review and direct the Bank's investment, lending and deposit-gathering activities.

At June 30, 2004, the Corporation maintained cash balances, short-term investments and investments available for sale totaling $234,216,000, representing 30.6% of total quarter-end assets, versus $256,490,000 or 35.4% of total assets at December 31, 2003.

The following table summarizes the Corporation's contractual obligations as well as commitments to fund loans:

                                                               Due in            Due in
                                              Due in           One to           Three to         Due After
(DOLLAR AMOUNTS IN THOUSANDS)                One Year        Three Years       Five Years       Five Years           Total
-----------------------------------------------------------------------------------------------------------------------------
Contractual Obligations:
Investment security purchases
Total borrowings                             $  5,434          $ 28,320         $ 31,000          $  8,000         $ 72,754
Payable to Westbank Capital Trust 1                                                                 17,526           17,526
Annual rental commitments under non-
      cancelable operating leases                 326               448              191                 6              971
-----------------------------------------------------------------------------------------------------------------------------

                                             $  5,760          $ 28,768         $ 31,191          $ 25,532         $ 91,251
=============================================================================================================================


                                                             Expires in        Expires in
                                            Expires in         One to           Three to        Expires in
(DOLLAR AMOUNTS IN THOUSANDS)                One Year        Three Years       Five Years       Five Years           Total
-----------------------------------------------------------------------------------------------------------------------------

Commitments:
Commitments to extend credit                 $ 30,929                                             $  4,859         $ 35,788
Undisbursed portion of loans in process
  and unused portions of lines of credit     $ 33,668             1,368            1,242            22,848           59,126
-----------------------------------------------------------------------------------------------------------------------------

                                             $ 64,597          $  1,368         $  1,242          $ 27,707         $ 94,914
=============================================================================================================================


At June 30, 2004, the Corporation had certificates of deposit maturing within the next 12 months amounting to $218,333,000. Based on historical experience, the Corporation anticipates that a significant portion of the maturing certificates of deposit will be renewed with the Corporation.

In addition to cash flow from loan and securities payments and prepayments, as well as from sales of available for sale securities and mortgage loans, the Corporation has significant borrowing capacity available to fund liquidity needs. During the second quarter of 2004, the Corporation increased its utilization of borrowings and deposits as a source of funds. The average balance of borrowings for the quarter ended June 30, 2004 and June 30, 2003 were $115,404,000 and $63,946,000 respectively, and $118,272,000 and $67,545,000 respectively for the six months ended June 30, 2004 and 2003. The Bank's borrowings to date have consisted primarily of advances from the Federal Home Loan Bank of Boston, of which the Bank is a member. Under the terms of the collateral agreement with the Federal Home Loan Bank, the Bank pledges residential mortgage loans and mortgage-backed securities, as well as the Bank's stock in the Federal Home Loan Bank, as collateral for such transactions. The note payable to Westbank Capital Trust 1 is callable in whole or in part on or after September 30, 2004.

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

PROVISION AND ALLOWANCE FOR LOAN LOSSES

(DOLLAR AMOUNTS IN THOUSANDS)

                                                Quarter Ended June 30,              Six Months Ended June 30,
                                                2004             2003                 2004             2003
---------------------------------------------------------------------------------------------------------------
Balance at beginning of period                 $4,294           $ 5,182             $ 4,428           $ 5,111
Provision for loan losses
---------------------------------------------------------------------------------------------------------------
                                                4,294             5,182               4,428             5,111
Less charge-offs:
      Loans secured by real estate                                    2                  82                 6
      Commercial and industrial loans              49                32                 100                32
      Consumer loans                               19                27                  33                67
---------------------------------------------------------------------------------------------------------------
                                                   68                61                 215               105
---------------------------------------------------------------------------------------------------------------
Add recoveries:
      Loans secured by real estate                  1                                     1               100
      Commercial and industrial loans                                                     1                13
      Consumer loans                                                  1                  12                 3
---------------------------------------------------------------------------------------------------------------
                                                    1                 1                  14               116
---------------------------------------------------------------------------------------------------------------
Net charge-offs (recoveries)                       67                60                 201               (11)
---------------------------------------------------------------------------------------------------------------
BALANCE AT END OF PERIOD                       $4,227           $ 5,122             $ 4,227           $ 5,122
===============================================================================================================
Net charge-offs (recoveries) to:
      Average loans                              .02%              .01%                .05%             Nil
      Loans at end of period                     .02%              .01%                .05%             Nil
      Allowance for loan losses at January 1    1.51%             1.17%               4.54%            (.22)%
Allowance for loan losses at June 30
      as a percentage of
            Average loans                       1.00%             1.12%                .98%            1.10%
            Loans at end of period               .99%             1.12%                .99%            1.12%

The approach the Corporation uses in determining the adequacy of the allowance for loan losses is an exposure method based on the Corporation's loan loss history, among other factors. Quarterly, based on an internal review of the loan portfolio, the Corporation identifies required reserve allocations targeted to recognized problem loans that, in the opinion of management, have potential loss exposure or uncertainties relative to the depth of the collateral on these same loans. In addition, the Corporation maintains a formula-based reserve against the remainder of the loan portfolio, based on the overall mix of the loan portfolio and the loss history of each loan category. The formula reserve allocation is calculated by applying loss factors to outstanding loans by category. Loss factors are based on historical loss experience combined with a comparison to a group of peer banks. The amount of the recorded reserve above the minimum of the formula range is based on management's evaluation of relevant factors (e.g. local area economic statistics, credit quality trends, loan concentrations, industry conditions and delinquency levels) and the percentage of loan loss reserves to aggregate loans.

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

For the quarters ended June 30, 2004 and 2003, the Bank did not make any additions to the allowance for loan losses. For the quarters ended June 30, 2004 and 2003, recoveries totaled $1,000 and $1,000, and charge-offs totaled $68,000 and $61,000 respectively.



NON-ACCRUAL, PAST DUE AND NON-PERFORMING LOANS

(DOLLAR AMOUNTS IN THOUSANDS)

                                          6-30-04           3-31-04          12-31-03          9-30-03           6-30-03
--------------------------------------------------------------------------------------------------------------------------
Non-accrual loans                         $   987           $  997           $ 3,111           $2,182           $ 1,116
--------------------------------------------------------------------------------------------------------------------------
Loans contractually past
      due 90 days or more
      still accruing                          173              195               197            1,335               346
--------------------------------------------------------------------------------------------------------------------------
Total non-accrual, past due
      and restructured loans              $ 1,160            1,192             3,308            3,517             1,462
--------------------------------------------------------------------------------------------------------------------------
Non-accrual, past due and
      restructured loans as a
      percentage of total loans             0.27%            0.28%             0.75%            0.78%             0.32%
--------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses as a
      percentage of non-accrual,
      past due and restructured loans     364.40%          360.23%           133.86%          134.03%           350.34%
--------------------------------------------------------------------------------------------------------------------------
Other real estate owned - net                 706              705
--------------------------------------------------------------------------------------------------------------------------
Total non-performing assets               $ 1,866           $1,897           $ 3,308           $3,517           $ 1,462
Non-performing assets as a
      percentage of total assets            0.24%            0.26%             0.46%            0.54%             0.23%
==========================================================================================================================

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


ITEM 2. Changes in Rights of Securities Holders, Use of Proceeds and Issuer Purchases of Equity Securities

            Share Repurchase Plan - During the fourth quarter of 2003, the Board of Directors approved a new stock repurchase program of up to 5% of the Corporation's stock. The value of the 5% stock of the Corporation at the time of the announcement was approximately $3,800,000. The following table summarizes repurchases of Westbank Corporation's stock for the six months ended June 30, 2004.

                                                                    Total Number of Shares     Maximum Number of
                                                                     Purchased as Part of    Shares the May Yet Be
                             Total Number of   Average Price Paid     Publicly Announced      Purchased Under the
               Period       Shares Purchased        Per Share         Plans or Programs        Plans or Programs
               ------       ----------------        ---------         -----------------        -----------------
            January 2004         15,315              $18.98                 4,370                  213,534
            February 2004         5,975               22.54                 5,975                  207,559
             March 2004           4,525               23.07                 4,525                  203,034
             April 2004           1,900               22.84                 1,900                  201,134
              May 2004            3,300               21.86                 3,300                  197,834
              June 2004           3,895               18.43                 3,895                  193,939
            ----------------------------------------------------------------------------------------------------
                Total            34,910              $20.54                23,965
            ====================================================================================================

            On January 12, 2004, under the terms of the 1996 Stock Option Plan, the Corporation purchased from officers 10,945 shares of its common stock at an average stock option price of $18.56 per share in exchange for 26,250 shares at an average stock option price of $7.74 per share.


ITEM 3.     Defaults by Company on its Senior Securities  -  NONE


ITEM 4.     Submission of Matters to a Vote of Security Holders

            The Corporation held its Annual Meeting of Shareholders on April 21, 2004. At the Annual Meeting, the shareholders of the Corporation took the following actions:

               a. Elected Roland O. Archambault, Donald R. Chase and George R. Sullivan to serve until the 2007 Annual Meeting of Shareholders. The voting results for the election of Directors were as follows:

                            Name                     For              Withheld
                            ----                     ---              --------
                    Roland O. Archambault         3,558,615            74,019
                       Donald R. Chase            3,587,847            43,737
                     George R. Sullivan           3,572,828            58,756

               b. Approved the 2004 Recognition and Retention Plan. The vote was 2,595,307 in favor of the proposal and 201,890 against the proposal, with 40,195 abstentions and 962,655 broker nonvotes.

               c. Approved the ratification of the appointment of Grant Thornton LLP as the Corporation's independent public auditor for the fiscal year ending December 31, 2004. The vote was 3,590,444 in favor of the proposal and 19,830 against the proposal, with 21,610 abstentions and 102,481 broker nonvotes.

ITEM 5.     Other Information  -  NONE

ITEM 6.     Exhibits and Reports on Form 8-K

a. Exhibits

     3.   Articles of Organization and By-Laws, as amended *

          (a)  Articles of Organization, as amended *

          (b)  By-Laws, as amended *

     31.1 Certification of Chief Executive Officer, pursuant to Rule 13a-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of Chief Financial Officer, pursuant to Rule 13a-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification of Chief Executive Officer, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2 Certification of Chief Financial Officer, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K - NONE


* Incorporated by reference to identically numbered exhibits contained in Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          WESTBANK CORPORATION



Date:  August 6, 2004                     /s/ Donald R. Chase
                                          -------------------------------------
                                          Donald R. Chase
                                          President and Chief Executive Officer



Date:  August 6, 2004                     /s/ John M. Lilly
                                          -------------------------------------
                                          John M. Lilly
                                          Treasurer and Chief Financial Officer