Form 10-Q
period 2004-09-30
WESTBANK CORP
filed 2004-11-09
CIK 742070

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


                    For the quarterly period ended SEPTEMBER 30, 2004


                        Commission file number 0 - 12784




                              WESTBANK CORPORATION
           ----------------------------------------------------------
           (Exact name of the registrant as specified in its charter)


         MASSACHUSETTS                                        04-2830731
-------------------------------                       --------------------------
(State of other jurisdiction of                       (I.R.S. Employer I.D. No.)
 incorporation or organization)


225 PARK AVENUE, WEST SPRINGFIELD, MASSACHUSETTS              01090-0149
------------------------------------------------              ----------
    (Address of principal executive offices)                  (Zip Code)


                                 (413) 747-1400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]


Common stock, par value $2.00 per share: 4,703,612 shares outstanding as of October 31, 2004.
================================================================================

                      WESTBANK CORPORATION AND SUBSIDIARIES

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
ITEM 1.    Financial Statements

           Condensed Consolidated Balance Sheets                             3

           Condensed Consolidated Statements of Income                       4

           Condensed Consolidated Statements of Stockholders' Equity         5

           Condensed Consolidated Statements of Comprehensive Income         5

           Condensed Consolidated Statements of Cash Flows                   6

           Notes to Condensed Consolidated Financial Statements             7-10

ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   11-25

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk       26

ITEM 4.    Controls and Procedures                                          26



                           PART II - OTHER INFORMATION


ITEM 1.    Legal Proceedings                                                26

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds      26

ITEM 3.    Defaults Upon Senior Securities                                  26

ITEM 4.    Submission of Matters to a Vote of Security Holders              27

ITEM 5.    Other Information                                                27

ITEM 6.    Exhibits                                                         27

Signatures                                                                  28

ITEM 1. FINANCIAL STATEMENTS


WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  September 30, 2004      December 31,
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                  (Unaudited)             2003
------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks:
      Non-interest-bearing                                            $  15,753            $  14,599
      Interest-bearing                                                      175                   40
Federal funds sold                                                       19,610                   39
------------------------------------------------------------------------------------------------------
Total cash and cash equivalents                                          35,538               14,678
------------------------------------------------------------------------------------------------------
Investment securities available for sale, at fair value                 185,571              241,812
Investment securities held to maturity, at amortized cost
      (approximate fair value of $62,825
      in 2004 and $289 in 2003)                                          63,259                  250
------------------------------------------------------------------------------------------------------
Total securities                                                        248,830              242,062
------------------------------------------------------------------------------------------------------
Loans                                                                   435,167              439,911
Allowance for loan losses                                                 4,349                4,428
------------------------------------------------------------------------------------------------------
Net loans                                                               430,818              435,483
Premises and equipment, net                                               6,799                6,749
Accrued interest receivable                                               3,672                3,180
Other real estate owned, net                                                706
Goodwill                                                                  8,837                8,837
Bank-owned life insurance                                                 9,165                8,703
Investment in unconsolidated investees                                      526                  526
Other assets                                                              4,635                4,368
------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                          $ 749,526            $ 724,586
------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
      Non-interest-bearing                                            $  90,472            $  76,015
      Interest-bearing                                                  503,620              460,439
------------------------------------------------------------------------------------------------------
            Total deposits                                              594,092              536,454
Borrowed funds                                                           86,292              122,204
Accrued interest payable                                                    607                  575
Payable to Westbank Capital Trust I                                                           17,526
Payable to Westbank Capital Trust II                                      8,763
Payable to Westbank Capital Trust III                                     8,763
Other liabilities                                                         4,387                2,552
------------------------------------------------------------------------------------------------------
            Total liabilities                                           702,904              679,311
------------------------------------------------------------------------------------------------------
Stockholders' Equity:
      Preferred stock    -   $5 par value
            Authorized   -   100,000 shares
            Issued       -   None
      Common stock       -   $2 par value
            Authorized   -   9,000,000 shares
            Issued       -   4,746,397 shares in 2004
                             and 4,523,480 shares in 2003                 9,493                9,047
Unearned compensation - restricted stock award                           (1,708)
Additional paid in capital                                               20,426               14,524
Retained earnings                                                        19,486               22,724
Treasury stock (50,164 shares in 2004
      and 114,232 shares in 2003)                                        (1,001)              (1,692)
Accumulated other comprehensive (loss) income                               (74)                 672
------------------------------------------------------------------------------------------------------
            Total Stockholders' Equity                                   46,622               45,275
------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 749,526            $ 724,586
======================================================================================================

     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    Quarter Ended September 30,      Nine Months Ended September 30,
                                                                      2004             2003              2004              2003
------------------------------------------------------------------------------------------------------------------------------------
Interest and Dividend Income:
      Interest and fees on loans                                    $ 6,140           $ 6,962          $18,448           $21,876
      Interest and dividend income on securities                      3,227             1,454            9,331             4,721
      Interest on federal funds sold                                      8                48               17               164
------------------------------------------------------------------------------------------------------------------------------------
Total interest and dividend income                                    9,375             8,464           27,796            26,761
Interest expense                                                      3,693             3,293           10,850            10,725
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                   5,682             5,171           16,946            16,036
Provision for (recovery of) loan losses                                 150              (354)             150              (354)
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after
      provision for loan losses                                       5,532             5,525           16,796            16,390
------------------------------------------------------------------------------------------------------------------------------------
Non-interest income:
      Gain (Loss) on sale of securities                                (303)              301              (76)              564
      Gain on sale of loans                                              14               171              441               417
      Other non-interest income                                         778               824            2,335             2,302
------------------------------------------------------------------------------------------------------------------------------------
Total non-interest income                                               489             1,296            2,700             3,283
------------------------------------------------------------------------------------------------------------------------------------
Non-interest expenses:
      Salaries and benefits                                           2,644             2,502            7,807             7,315
      Other non-interest expense                                      2,426             1,663            5,506             4,431
      Occupancy - net                                                   387               379            1,233             1,189
------------------------------------------------------------------------------------------------------------------------------------
Total non-interest expense                                            5,457             4,544           14,546            12,935
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                              564             2,277            4,950             6,738
Income taxes                                                            112               856            1,468             2,309
------------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                          $   452           $ 1,421          $ 3,482           $ 4,429
====================================================================================================================================
Net income per share
                                    -   Basic                         $0.10            $0.31             $0.76             $0.97
                                    -   Diluted                       $0.09            $0.29             $0.72             $0.93

Weighted average shares outstanding
                                    -   Basic                     4,694,391         4,604,265 (1)    4,572,912         4,588,988 (1)
                                    -   Dilutive Option Shares      263,611 (2)       244,341 (1)      261,444 (2)       188,582 (1)
------------------------------------------------------------------------------------------------------------------------------------
                                    -   Diluted                   4,958,002         4,848,606 (1)    4,834,356         4,777,570 (1)
====================================================================================================================================

(1) Share amounts and earnings per share are adjusted for the 5% stock dividend declared and distributed in May 2004.

(2) 8,400 options were excluded from diluted earnings per share because their effect would be anti-dilutive.


     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 2003 AND NINE MONTHS ENDED SEPTEMBER 30, 2004

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                   COMMON STOCK        UNEARNED                                             ACCUMULATED
                                   ------------      COMPENSATION  ADDITIONAL                                 OTHER
                                  NUMBER      PAR     RESTRICTED     PAID-IN    RETAINED      TREASURY     COMPREHENSIVE
                                 OF SHARES   VALUE    STOCK AWARD    CAPITAL    EARNINGS       STOCK       INCOME/(LOSS)     TOTAL
------------------------------------------------------------------------------------------------------------------------------------
BALANCE - JANUARY 1, 2003        4,367,780  $9,047                  $14,497     $18,780       $(2,091)        $2,379       $42,612
====================================================================================================================================
Net income                                                                        6,054                                      6,054
Cash dividends declared
  ($.48 per share)                                                               (2,110)                                    (2,110)
Shares issued from treasury
  stock:
    Stock option plan               54,850                             (278)                      744                          466
    Dividend reinvestment and
      stock purchase plan           42,305                              105                       559                          664
Changes in unrealized gain/(loss)
  on securities available for sale                                                                            (1,707)       (1,707)
Income tax benefit for exercise of
  non-qualified stock options                                           105                                                    105
Stock option compensation(Note E)                                        95                                                     95
Repurchase of common stock         (55,687)                                                      (904)                        (904)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2003      4,409,248   9,047                   14,524      22,724        (1,692)           672        45,275
====================================================================================================================================
(Unaudited)

Net income                                                                        3,482                                      3,482
Cash dividends declared
  ($0.14 per share)                                                              (1,904)                                    (1,904)
Shares issued from treasury stock:
    Stock option plan               78,796                             (455)                    1,109                          654
    Dividend reinvestment and
      stock purchase plan           25,481                              107                       400                          507
Changes in unrealized gain/(loss)
  on securities available for sale                                                                              (746)         (746)
Repurchase of common stock         (40,095)                                                      (816)                        (816)
Income tax benefit for exercise of
  non-qualified stock options                                           102                                                    102
Stock option compensation (Note E)                                        3                                                      3
Issuance of restricted
      stock award (Note E)                             $(1,708)       1,785                                                     77
Five percent common stock
  dividend                         222,803     446                    4,360      (4,816)           (2)                         (12)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE - SEPTEMBER 30, 2004     4,696,233  $9,493     $(1,708)    $ 20,426     $19,486       $(1,001)        $  (74)      $46,622
====================================================================================================================================

     See accompanying notes to condensed consolidated financial statements.


CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS)
                                                                 Quarter Ended September 30,         Nine Months Ended September 30,
                                                                     2004             2003               2004              2003
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                          $  452            $1,421            $3,482            $4,429
------------------------------------------------------------------------------------------------------------------------------------
Unrealized gain (loss) on securities available for sale,
    net of income taxes (benefit) of $1,028 and $(110) for
    the quarter and $(410) and $(288) for the nine-month
    periods ended September 30, 2004 and 2003 respectively           1,996              (182)             (796)             (470)
Reclassification adjustment for gains (losses) included in
    net income, net of income taxes (benefit) of $103 and
    $(113) for the third quarter of 2004 and 2003 respectively, and net of income taxes (benefit) of $26 and $(193) for
    the nine months ended September 30, 2004 and 2003 respectively     200              (188)               50              (371)
------------------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss)                                    2,196              (370)             (746)             (841)
------------------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                                $2,648            $1,051            $2,736            $3,588
====================================================================================================================================

     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS)

                                                                                   Nine months ended September 30,
                                                                                        2004             2003
==================================================================================================================
Operating activities:
Net income                                                                            $ 3,482          $ 4,429
Adjustments to reconcile net income to net
            cash provided by operating activities:
                  Provision for (recovery of) loan losses                                 150             (354)
                  Accretion of investment discounts                                      (108)             (20)
                  Depreciation and amortization                                           641              509
                  Realized loss (gain) on sale of securities                               76             (564)
                  Compensation expense, non-qualified                                      77
                  Tax benefit related to the exercise of
                    non-qualified stock options                                           102
                  Gain on sale of mortgages                                              (441)            (417)
      Changes in assets and liabilities:
            (Increase) Decrease in accrued interest receivable                           (492)             883
            Increase in bank-owned life insurance                                        (462)            (295)
            Increase in other assets                                                       22           (3,203)
            Increase (Decrease) in accrued interest payable on deposits                    32             (189)
            Increase (Decrease) in other liabilities                                    1,835              104
==================================================================================================================
Net cash provided by operating activities                                               4,914              883
==================================================================================================================
Investing activities:
      Investments and mortgage-back securities:
            Held to maturity:
                  Purchases                                                           (72,256)
                  Proceeds from maturities and principal payments                       9,268              160
            Available for sale:
                  Purchases                                                           (78,393)         (89,565)
                  Proceeds from sales                                                  42,220           16,848
                  Proceeds from maturities and principal payments                      91,258           74,827
Purchases of premises and equipment                                                      (691)            (630)
Net increase in loans                                                                   4,382            3,906
==================================================================================================================
Net cash provided by (used in) investing activities                                    (4,212)           5,546
==================================================================================================================
Financing activities:
      Net (decrease) in borrowings                                                    (35,912)         (15,087)
      Proceeds from Westbank Capital Trusts II and III                                 17,526
      Repayment of Westbank Capital Trust I                                           (17,526)
      Net increase (decrease) in deposits                                              57,638          (18,094)
      Treasury stock issued, net                                                          348               87
      Dividends paid                                                                   (1,916)          (1,583)
==================================================================================================================
Net cash provided by (used in) financial activities                                    20,158          (34,677)
==================================================================================================================
Increase (Decrease) in cash and cash equivalents                                       20,860          (28,248)
Cash and cash equivalents at beginning of period                                       14,678           47,250
==================================================================================================================
Cash and cash equivalents at end of period                                            $35,538          $19,002
==================================================================================================================
Cash paid:
      Interest on deposits and other borrowings                                       $10,818          $10,914
      Income taxes                                                                      1,643            3,043
Supplemental disclosure of cash flow information:
      Securitization of loans into mortgage-backed securities                                           26,079
      Transfer of loans to other real estate owned                                        574
      Unrealized loss on securities available for sale, net of taxes                     (746)
      Unearned compensation - restricted stock award                                    1,708
      Exercise of non-qualified stock options                                             102

     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(Unaudited)


NOTE A  -  GENERAL INFORMATION

Westbank Corporation (the "Corporation") is a Massachusetts-chartered corporation and a registered bank holding company. The Corporation has a wholly-owned bank subsidiary: Westbank , a Massachusetts-chartered commercial bank and trust company (the "Bank"). The Bank has two (2) subsidiaries: Park West Securities Corporation and PWB&T, Inc. The Corporation is headquartered in West Springfield, Massachusetts. As of September 30, 2004, the Bank had eighteen
(18) offices located in Massachusetts and Connecticut that provide a full range of retail banking services to individuals, businesses and nonprofit organizations. The accompanying unaudited consolidated financial statements include the Corporation, the Bank and the Bank's two subsidiaries. Substantially all operating income and net income of the Corporation are presently accounted for by the Bank. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited consolidated financial statements.


NOTE B  -  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for the quarters ended September 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles"). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim reports. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts. Actual results could differ significantly from these estimates.

For further information, please refer to the Consolidated Financial Statements and footnotes thereto included in Westbank Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.


NOTE C  -  STOCK DIVIDEND

On April 12, 2004, the Corporation announced a five percent (5%) stock dividend payable to shareholders of record May 12, 2004 to be paid on May 18, 2004. As a result of the stock dividend, all earnings-per-share data has been restated for the period ended September 30, 2003 to reflect the May 18, 2004 stock dividend.


NOTE D  -  FINANCIAL STATEMENT RECLASSIFICATION

The Corporation reclassified certain amounts in the December 31, 2003 and September 30, 2003 financial statements due to the Corporation's adoption of FIN 46(R), "Consolidation of Variable Interest Entities", as of March 31, 2004, requiring the Corporation to record on its balance sheet the amount of $526,000 as an "Investment in Unconsolidated Investee" and the total amount outstanding of $17,526,000 as "Note Payable to Westbank Capital Trust I."

WESTBANK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(Unaudited)


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

RESTRICTED STOCK AWARD PLAN: On April 21, 2004, Westbank Corporation's stockholders approved the Corporation's adoption of the 2004 Recognition and Retention Plan ("RRP"), which allows the Corporation to grant restricted stock awards ("Awards") to certain officers, employees and outside Directors. The RRP is authorized to acquire not more than 92,505 shares of common stock on the open market. Shares generally vest at a rate of 12.5% per year, with the first vesting period ending May 25, 2005. The aggregate purchase price of all shares acquired by the RRP is reflected as a reduction of stockholders' equity. Compensation expense will be amortized annually over an eight(8)-year period, as the Corporation's employees and Directors become vested in their stock awards. As of September 30, 2004, compensation expense amounted to $77,300 and is based on the fair value of the common stock on the grant date.


NOTE F  -  FINANCIAL AND PERFORMANCE LETTERS OF CREDIT

The Corporation has financial and performance letters of credit. Financial letters of credit require the Corporation to make payment if the customer's financial condition deteriorates, as defined in the agreements. Performance letters of credit require the Corporation to make payments if the customer fails to perform certain non-financial contractual obligations. The Corporation estimates the initial fair value of the letters of credit based on the fee received from the customer. The fees collected as of September 30, 2004 were immaterial; therefore, these guarantee obligations are not reflected in the accompanying financial statements. The maximum potential undiscounted amount of future payments of letters of credit as of September 30, 2004 are approximately $460,000, of which $450,000 expired on September 30, 2004 and $10,000 will expire on January 9, 2005. Amounts due under these letters of credit would be reduced by any proceeds that the Corporation would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The Corporation has not recorded any contingent liabilities related to these letters of credit.


NOTE G  -  NOTES PAYABLE TO WESTBANK CAPITAL TRUST I, II AND III

The Corporation's adoption of FIN 46(R), "Consolidation of Variable Interest Entities", as of March 31, 2004 required the Corporation to remove Westbank Capital Trust I from the Corporation's consolidated financial statements and to record on its balance sheet the common stock of the Corporation in the amount of $526,000 as an "Investment in Unconsolidated Investee" and the total amount outstanding of $17,526,000 as "Note Payable to Westbank Capital Trust I." Interest income and expense were recognized in the financial statements. The adoption of FIN 46(R) did not have a material impact on the financial position or results of operations. The two (2) new trust preferred placements effectuated by the Corporation to finance the redemption of Trust I appear on the balance sheet as "Note Payable to Westbank Capital Trust II" and "Note Payable to Westbank Capital Trust III." The note payable to Westbank Capital Trust I was redeemed on September 30, 2004.

In response to FIN 46(R), the Federal Reserve Board has proposed to permit bank holding companies to continue to treat the trust preferred securities as Tier 1 capital up to the current 25% limit until March 31, 2007. After March 31, 2007, the 25% limit will be calculated net of goodwill. The Federal Reserve Board also proposed to subject trust preferred securities to new quantitative and qualitative standards after the three-year transition period. The proposal also provides that, beginning with the period commencing five years prior to maturity (generally, twenty-five years after issuance), the entire amount of trust preferred securities must be removed as an element of Tier 1 capital and may be included in Tier 2 capital, subject to the same phase-out currently applicable to limited life preferred stock (i.e., one-fifth each year and excluded totally during the last year). If the proposal were adopted, there would be no material change as of September 30, 2004 to the regulatory capital treatment of the trust preferred securities issued by Westbank Capital Trust I, II or III based on the adoption of FIN 46(R) prior to the first revision of March 31, 2007.

WESTBANK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(Unaudited)


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

The combined cost of the defined benefit portion of the Directors and Executives Supplemental Retirement Plan includes the following components:

                                           Quarter Ended September 30,         Nine Months Ended September 30,
                                              2004             2003               2004               2003
--------------------------------------------------------------------------------------------------------------

Service cost                                $ 30,319          $ 26,347          $ 90,957          $ 52,694
Interest cost                                 43,032            38,991           129,096            77,982
Amortization of prior service cost            31,235            31,235            93,705            62,470
--------------------------------------------------------------------------------------------------------------

                                            $104,586          $ 96,573          $313,758          $193,146
==============================================================================================================

The weighted average assumptions utilized to determine the benefit obligation and net benefit cost are as follows:

                                           Quarter Ended September 30,         Nine Months Ended September 30,
                                              2004             2003               2004               2003
--------------------------------------------------------------------------------------------------------------

Discount rate                                6.30%             6.30%              6.30%              6.30%
Rate of increase in compensation levels      5.00%             5.00%              5.00%              5.00%

NOTE I  -  RECENT ACCOUNTING PRONOUNCEMENTS

The Securities and Exchange Commission staff recently released Staff Accounting Bulletin ("SAB") 105, "Loan Commitments Accounted for as Derivative Instruments." SAB 105 requires that a lender should not consider the expected future cash flows related to loan servicing or include any internally developed intangible assets, such as expected customer-related intangible assets, in determining the fair value of loan commitments accounted for as derivatives. Corporations were required to adopt SAB 105 effective for commitments entered into after March 31, 2004. The requirements of SAB 105 will apply to the Corporation's mortgage loan interest rate lock commitments to the extent the Bank originates loans held for sale. The Corporation adopted SAB 105 effective April 1, 2004 and the effect on the Corporation's financial presentation was immaterial. At September 30, 2004, such commitments were not significant.

At its March 2004 meeting, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 03-1, "Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"), that prescribes guidance to be used to determine when an investment in debt and equity securities is considered impaired, whether the impairment is other than temporary, and the measurement of an impaired loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment.

The effective date for the impairment measurement and recognition guidance of EITF 03-1 has been delayed until the issuance of an FASB Staff Position expected to provide additional implementation guidance.

In compliance with its current policies in reference to impairment of investments, the Corporation did take a write-down in the current quarter as a result of the impairment of certain investments as described in Note J.


NOTE J  -  INVESTMENT IMPAIRMENT

In the quarter ended September 30, 2004, the Bank recognized an impairment loss of $583,000 related to investments in certain preferred stock securities. The impairment charge was recorded as part of the gain (loss) on sale of securities in the Condensed Consolidated Statement of Income. Although the credit ratings of the issuers remain strong, the market values of these securities have not recovered despite recent increases in short-term interest rates. The Bank considered the severity and duration of these impairments, and determined that they were other than temporary.

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

All assumptions that form the basis of any forward-looking statements regarding future performance, as well as events or conditions that may affect such future performance, are based on factors that are beyond the Corporation's ability to control or predict with precision, including future market conditions and the behavior of other market participants. Among the factors that could cause actual results to differ materially from such forward-looking statements include, but are not limited to, the following:

1. the status of the economy in general, as well as in the Corporation's primary market areas of western central Massachusetts and northeastern Connecticut;

2. the real estate markets in western and central Massachusetts and northeastern Connecticut;

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

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of Westbank Corporation are in accordance with generally accepted accounting policies in the United States of America and conform to general practices within the banking industry. In reviewing and understanding financial information for the Corporation, you are encouraged to read and understand the significant accounting policies that are used in preparing the Corporation's consolidated financial statements. These policies are described in Note 1 to the consolidated financial statements in the Corporation's Annual Report on Form 10-K. Certain accounting policies require significant estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities, and these are considered to be critical accounting policies. The estimates and assumptions used are based on historical experience and other factors that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, and could have a material impact on the carrying values of assets and liabilities at the balance sheet dates and on the results of operations for the reporting periods. Management believes that accounting for loans and the allowance for loan losses are the critical accounting policies that require the most significant estimates and assumptions that are particularly susceptible to significant change in the preparation of the consolidated financial statements.

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

The approach the Corporation uses in determining the adequacy of the allowance for loan losses is an exposure method based on the Corporation's loan loss history, among other factors. Quarterly, based on an internal review of the loan portfolio, the Corporation identifies required reserve allocations targeted to recognized problem loans that, in the opinion of management, have potential loss exposure or uncertainties relative to the depth of the collateral on these same loans. In addition, the Corporation maintains a formula-based reserve against the remainder of the loan portfolio, based on the overall mix of the loan portfolio and the loss history of each loan category. The formula-based reserve allocation is calculated by applying loss factors to outstanding loans by category. Loss factors are based on historical loss experience combined with a comparison to a group of peer banks. The amount of the recorded reserve above the minimum of the formula range is based on management's evaluation of relevant factors (e.g. local area economic statistics, credit quality trends, loan concentrations, industry conditions and delinquency levels) and the percentage of loan loss reserves to aggregate loans.

The Corporation measures impairment of loans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting for Impairment of a Loan", as Amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" (collectively "SFAS No. 114"). A loan is recognized as impaired when it is probable that either principal or interest is not collectible in accordance with the terms of the loan agreement. Measurement of impairment for commercial loans is generally based on the present value of expected future cash flows discounted at the loan's effective interest rate. Commercial real estate loans are generally measured based on the fair value of the underlying collateral. If the estimated fair value of the impaired loan is less than the related recorded amount, a specific valuation allowance is established or a write-down is charged against the allowance for loan losses. Smaller balance homogenous loans, including residential real estate and consumer loans, are excluded from the provisions of SFAS No. 114. Generally, income is recorded only on a cash basis for impaired loans.

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

At September 30, 2004, the allowance for loan losses totaled $4,349,000, representing 1.00% of total loans and 368.13% of non-performing loans. Please see "Provision and Allowance for Loan Losses" for further discussion of the Corporation's methodology in determining the allowance as of September 30, 2004.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate. Net unrealized losses are recognized through a valuation allowance charged to income.

OVERVIEW

Westbank Corporation (the "Corporation" or "Westbank") is a Massachusetts-chartered corporation and a registered bank holding company. The Corporation has a wholly-owned bank subsidiary: Westbank ("the Bank"), a Massachusetts-chartered commercial bank and trust company formed in 1962. The Bank has two (2) subsidiaries: Park West Securities Corporation and PWB&T, Inc. The Corporation is headquartered in West Springfield, Massachusetts. As of September 30, 2004, the Bank had eighteen (18) offices located in Massachusetts and Connecticut that provide a full range of retail banking services to individuals, businesses and nonprofit organizations.

The Bank was chartered as a commercial bank and trust company; as such, much of its product focus is designed to facilitate the commercial lending and deposit business. To assist in development of this business line, the Corporation employs a significant staff of seasoned lenders and introduced a marketing campaign during 2003 geared towards its commercial customers. As a result of these efforts, commercial loans, leasing and mortgages have grown by approximately 11% since year-end 2003.

As a result of increases in interest rates, residential lending volume has slowed significantly this past year. The Corporation has supplemented some of its residential real estate growth with growth in its investment portfolio.

The Corporation continues to look for ways to increase its deposit base and recently introduced two (2) new deposit products: an eighteen(18)-month "Flex CD" and a Capital Access NOW Account. Each of these new products is designed to give the depositor increased flexibility in accessing their funds and a premium interest rate.

September marks the one-year anniversary of the opening of the Corporation's newest full-service office. The Webster, Massachusetts, office has been an excellent source of deposits and commercial loan business, and the Corporation will seek to further develop this new market.

NINE MONTHS ENDED SEPTEMBER 30, 2004

RECENT DEVELOPMENTS

On September 30, 2004, the Corporation redeemed the outstanding principal balance of the $17,526,000 of 9.60% junior subordinated deferrable interest debentures it issued on September 30, 1999 to Westbank Capital Trust I ("Trust I"), a Delaware statutory business trust formed by the Corporation to facilitate the Trust's capital securities offering. Concurrently with the Corporation's redemption of the debentures, Trust I redeemed all of its issued and outstanding capital and common securities.

The Corporation raised capital to redeem the 9.60% debentures issued to Trust I by engaging in two (2) new pooled private placement of trust preferred securities at a more advantageous interest rate.

On September 20, 2004, Westbank Capital Trust II ("Trust II"), a Delaware statutory trust formed by the Corporation, completed the sale of $8,763,000 of 4.06% floating rate capital securities, adjustable every three (3) months at LIBOR plus 219 basis points ("Capital Securities II"). Trust II also issued common securities to the Corporation and used the net proceeds from the offering to purchase a like amount of 4.06% floating rate junior subordinated deferrable interest debentures ("Debentures II") of the Corporation. Debentures II are the sole assets of Trust II. The Corporation used the proceeds to redeem the securities issued by Trust I, which were callable on September 30, 2004.

Capital Securities II accrue and pay distributions quarterly at a floating annual rate initially set at 4.06% of the stated liquidation amount of $8,763,000 per capital security. The Corporation has fully and unconditionally guaranteed all of the obligations of Trust II. The guarantee covers the quarterly distributions and payments on liquidation or redemption of Capital Securities II, but only to the extent that Trust II has funds necessary to make these payments.

Capital Securities II are mandatorily redeemable upon the maturing of Debentures II on September 20, 2029 or upon earlier redemption, as provided in the Indenture. The Corporation has the right to redeem Debentures II, in whole or in part, on or after September 20, 2009 at the liquidation amount plus any accrued but unpaid interest to the redemption date.

On September 20, 2004, Westbank Capital Trust III ("Trust III"), a Delaware statutory trust formed by the Corporation, completed the sale of $8,763,000 of 5.98% fixed-floating rate capital securities ("Capital Securities III"). Trust III also issued common securities to the Corporation and deferrable interest debentures ("Debentures III") of the Corporation. Debentures III are the sole assets of Trust III. The Corporation used the proceeds to redeem the securities issued by Trust I, which were callable on September 30, 2004.

Capital Securities III accrue and pay distributions quarterly at an annual rate of 5.98% of the stated liquidation amount of $8,763,000 per capital security through September 20, 2009, at which time the interest rate will become the three(3)-month LIBOR plus 219 basis points. The Corporation has fully and unconditionally guaranteed all of the obligations of Trust III. The guarantee covers the quarterly distributions and payments on liquidation or redemption of Capital Securities III, but only to the extent that Trust III has funds necessary to make these payments.

Capital Securities III are mandatorily redeemable upon the maturing of Debentures III on September 20, 2029 or upon earlier redemption, as provided in the Indenture. The Corporation has the right to redeem Debentures III, in whole or in part, on or after September 20, 2009 at the liquidation amount plus any accrued but unpaid interest to the redemption date.

The Corporation has reduced its interest expense associated with the trust preferred securities by $787,000 annually as a result of the redemption and the new placements of securities. As a result of the redemption, the Corporation will experience a $807,000 charge to its earnings in the third quarter of 2004. The expenses of the Trust I financing were amortized over the life of the debentures and since they were redeemed after five (5) years, the Corporation must take a charge for the rest of the amortized expenses in this quarter.

CHANGES IN FINANCIAL CONDITION

Total consolidated assets amounted to $749,526,000 on September 30, 2004 compared to $724,586,000 on December 31, 2003. As of September 30, 2004 and December 31, 2003, earning assets amounted to, respectively, $704,308,000 or 94% of total assets, and $682,578,000 or 94.2% of total assets. The net increase in earning assets totaled $21,730,000 during the first nine (9) months of 2004 as a result of an increase in interest-bearing deposits, federal funds sold and securities totaling $26,474,000. Loans showed a slight decline for the same period totaling $4,744,000. The net increase in interest-bearing liabilities during the first nine (9) months of 2004 totaled $7,269,000 as a result of an increase in interest-bearing deposits of $43,181,000 and a decrease in short-term borrowings totaling $21,789,000 and a decrease in long-term borrowings totaling $14,123,000.


CHANGES IN RESULTS OF OPERATIONS

For the quarter ended September 30, 2004, net income totaled $452,000 or $0.09 per diluted share compared to $1,421,000 or $0.29 per diluted share for the three-month period ended September 30, 2003. For the nine months ended September 30, 2004, net income was $3,482,000 or $0.72 per diluted share, compared to $4,429,000 or $0.93 per diluted share for the same period during 2003. The decrease in net income for the current quarter and nine-month period is primarily attributable to a write-down of $807,000 related to the redemption of the Corporation's prior trust preferred securities and a write-down of preferred stock deemed impaired in the amount of $583,000.

The overall increase in interest income reflects an increase in volume and a decline in interest rates on earning assets, while the increase in interest expense reflects an increase in interest-bearing liabilities and a decrease in rates as compared to the third quarter of 2003. Further analysis is provided in sections on net interest revenue and supporting schedules.

Non-interest income decreased by $807,000 during the third quarter of 2004 compared to the third quarter of 2003. During the third quarter of 2004, the Corporation recognized losses on the sale of securities available for sale and gains on loan sales totaling $303,000 and $14,000 respectively, while other non-interest income totaled $778,000. As part of the Corporation's loss of $303,000 on the sale of securities available for sale, the Corporation recorded a write-down of $583,000 against the Corporation's equity investments as an impairment charge as described in Note J.

Operating expenses for the quarter ended September 30, 2004 totaled $5,457,000 versus $4,544,000 for the quarter ended September 30, 2003. The increase in operating expenses is a direct result of the overall growth of the corporation and the write-down of the origination costs from the Corporation's initial trust preferred financing in 1999 totaling $807,000, which was required when these trust preferred securities were redeemed in this quarter and replaced with trust preferred securities bearing a lower interest rate, as described more fully in this report under the section titled Recent Developments.

Income taxes for the current quarter totaled $112,000, representing an effective tax rate of 20% versus an effective rate of 29% for the nine-month period ended September 30, 2004. The decline in the effective tax rate is the result of the level of pre-tax income and non-taxable income for the current quarter.


ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS

A decrease of $79,000 has been reflected in the allowance for loan losses at September 30, 2004 as compared to December 31, 2003. The Corporation recorded a provision of $150,000 for the quarter ended September 30, 2004 as compared to the recovery of a provision of $354,000 in 2003. Loans written off against the allowance for loan losses after recoveries amounted to net charge-offs of $28,000 for the quarter ended September 30, 2004 versus net charge-offs of $54,000 for the same period of 2003.

After giving effect to the activity described above, the allowance for loan losses at September 30, 2004 totaled $4,349,000 or 1.00% of total loans, as compared to $4,428,000 or 1.01% at December 31, 2003.

Non-performing past due loans at September 30, 2004 aggregated $1,602,000 or 0.37% of total loans compared to $3,308,000 or 0.75% at December 31, 2003. The percentage of non-performing and past due loans compared to total assets on those same dates, respectively, amounted to 0.31% and 0.46%.

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



INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS

(DOLLAR AMOUNTS IN THOUSANDS)

                                           Quarter ended September 30,                        Nine Months Ended September 30,
                                          2004                     2003                        2004                    2003
------------------------------------------------------------------------------------------------------------------------------------
                                     Average                 Average                      Average                 Average
                                     Balance    Rate         Balance    Rate              Balance    Rate         Balance    Rate
------------------------------------------------------------------------------------------------------------------------------------
Earning Assets                      $714,313    5.27%        $603,490   5.63%            $697,651   5.33%        $610,429    5.86%
------------------------------------------------------------------------------------------------------------------------------------

Interest-bearing liabilities         623,868    2.37          520,807   2.53              610,480   2.37          528,424    2.71
------------------------------------------------------------------------------------------------------------------------------------

Interest rate spread                            2.90                    3.10                        2.96                     3.15
------------------------------------------------------------------------------------------------------------------------------------

Interest-free resources used

      to fund earning assets          90,445                   82,683                      87,171                  82,005
------------------------------------------------------------------------------------------------------------------------------------

Total Sources of Funds              $714,313                 $603,490                    $697,651                $610,429
====================================================================================================================================

NET YIELD ON EARNING ASSETS                     3.20%                   3.45%                       3.26%                    3.52%
====================================================================================================================================

QUARTER-TO-DATE AVERAGE BALANCES
INTEREST EARNED - INTEREST EXPENSE

(DOLLAR AMOUNTS IN THOUSANDS)

                                                                      Quarter Ended September 30,
                                                            2004                                       2003
-------------------------------------------------------------------------------------------------------------------------
                                               Balance    Interest(1)  Rate                Balance   Interest(1)   Rate
-------------------------------------------------------------------------------------------------------------------------
ASSETS

Federal funds sold and
      temporary investments                 $   1,971       $    8     1.62%            $  24,640      $   48       .78%
Securities                                    278,800        3,231     4.64               119,515       1,458      4.88
Loans                                         433,542        6,169     5.69               459,335       6,992      6.08
-------------------------------------------------------------------------------------------------------------------------
Total earning assets                          714,313       $9,408     5.27%              603,490      $8,498      5.63%
-------------------------------------------------------------------------------------------------------------------------
Loan loss allowance                            (4,250)                                     (5,111)
All other assets                               46,515                                      43,050
-------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                $ 756,578                                   $ 641,429
=========================================================================================================================
LIABILITIES AND EQUITY

Interest-bearing deposits                   $ 495,705       $2,645     2.13%            $ 461,924      $2,569      2.22%
Borrowed funds                                128,163        1,048     3.27                58,883         724      4.92
-------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities            623,868        3,693     2.37               520,807       3,293      2.53
-------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                                   2.90%                                       3.10%
Demand deposits                                85,652                                      74,770
Other liabilities                               1,434                                       2,629
Shareholders' equity                           45,624                                      43,223
-------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES
      AND EQUITY                            $ 756,578                                   $ 641,429
=========================================================================================================================
Net interest income (tax equivalent basis)                  $5,715                                     $5,205
Interest earned/earning assets                                         5.27%                                       5.63%
Interest expense/earning assets                                        2.07                                        2.18
-------------------------------------------------------------------------------------------------------------------------
Net yield on earning assets                                            3.20%                                       3.45%
Deduct tax equivalent adjustment                                33                                         34
-------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                         $5,682                                     $5,171
=========================================================================================================================

(1) Amounts shown are adjusted to a "tax equivalent" basis.

QUARTER-TO-DATE AVERAGE BALANCES
INTEREST EARNED - INTEREST EXPENSE

(DOLLAR AMOUNTS IN THOUSANDS)

                                                                    Nine Months Ended September 30,
                                                            2004                                       2003
-------------------------------------------------------------------------------------------------------------------------
                                               Balance    Interest (1) Rate                Balance   Interest (1)  Rate
-------------------------------------------------------------------------------------------------------------------------
ASSETS

Federal funds sold and
      temporary investments                 $   2,281     $     17     0.99%            $  23,740    $    164       .92%
Securities                                    264,396        9,342     4.71               121,812       4,731      5.18
Loans                                         430,974       18,534     5.73               464,877      21,949      6.30
-------------------------------------------------------------------------------------------------------------------------
Total earning assets                          697,651     $ 27,893     5.33%              610,429    $ 26,844      5.86%
-------------------------------------------------------------------------------------------------------------------------
Loan loss allowance                            (4,348)                                     (5,155)
All other assets                               45,263                                      42,656
-------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                $ 738,566                                   $ 647,930
=========================================================================================================================
LIABILITIES AND EQUITY

Interest-bearing deposits                   $ 488,913     $  7,828     2.13%            $ 463,738    $  8,306      2.39%
Borrowed funds                                121,567        3,022     3.31                64,685       2,419      4.99
-------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities            610,480       10,850     2.37               528,423      10,725      2.71
-------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                                   2.96%                                       3.15%
Demand deposits                                80,728                                      72,740
Other liabilities                               1,823                                       3,772
Shareholders' equity                           45,535                                      42,995
-------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES
      AND EQUITY                            $ 738,566                                   $ 647,930
=========================================================================================================================
Net interest income (tax equivalent basis)                $ 17,043                                   $ 16,119
Interest earned/earning assets                                         5.33%                                       5.86%
Interest expense/earning assets                                        2.07                                        2.34
-------------------------------------------------------------------------------------------------------------------------
Net yield on earning assets                                            3.26%                                       3.52%
Deduct tax equivalent adjustment                                97                                         83
-------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                       $ 16,946                                   $ 16,036
=========================================================================================================================

(1) Amounts shown are adjusted to a "tax equivalent" basis.

CHANGES IN NET INTEREST INCOME

(DOLLAR AMOUNTS IN THOUSANDS)
                                            QUARTER ENDED SEPTEMBER 30, 2004
                                                          OVER
                                            QUARTER ENDED SEPTEMBER 30, 2003
--------------------------------------------------------------------------------
                                                      CHANGE DUE TO
                                          VOLUME            RATE          TOTAL
--------------------------------------------------------------------------------
Interest Income:
      Loans                               $ (378)         $ (445)        $ (823)
      Securities                           1,851             (78)         1,773
      Federal funds                          (76)             36            (40)
--------------------------------------------------------------------------------
Total Interest Earned                      1,397            (487)           910
Interest Expense:
      Interest-bearing deposits              186            (110)            76
      Other borrowed funds                   633            (309)           324
--------------------------------------------------------------------------------
      Total Interest Expense                 819            (419)           400
--------------------------------------------------------------------------------
NET INTEREST INCOME                       $  578          $  (68)        $  510
================================================================================

For the quarter ended September 30, 2004, an increase in average earning assets of $110,823,000 or 18.36% and a 36-basis point decrease in average rate of return resulted in an increase in volume of $1,397,000 and a decrease in rate of $487,000. An increase in average interest-bearing liabilities of $103,061,000 or 19.79% and a 16-basis point decrease in average rate of interest paid contributed to an increase in volume of $819,000 and a decrease in rate of $419,000. Net interest earned on a tax equivalent basis increased to $5,715,000 for the third quarter of 2004, up $510,000 as compared with the quarter ended September 30, 2003.

CHANGES IN NET INTEREST INCOME

(DOLLAR AMOUNTS IN THOUSANDS)
                                          NINE MONTHS ENDED SEPTEMBER 30, 2004
                                                          OVER
                                          NINE MONTHS ENDED SEPTEMBER 30, 2003
--------------------------------------------------------------------------------
                                                      CHANGE DUE TO
                                          VOLUME            RATE          TOTAL
--------------------------------------------------------------------------------
Interest Income:
      Loans                             $(1,537)         $ (1,878)      $(3,415)
      Securities                          5,073              (462)        4,611
      Federal funds                        (158)               11          (147)
--------------------------------------------------------------------------------
Total Interest Earned                     3,378            (2,329)        1,049
Interest Expense:
      Interest-bearing deposits             435              (913)         (478)
      Other borrowed funds                1,611            (1,008)          603
--------------------------------------------------------------------------------
      Total Interest Expense              2,046            (1,921)          125
--------------------------------------------------------------------------------
NET INTEREST INCOME                     $ 1,332          $   (408)      $   924
================================================================================

For the nine-month period ended September 30, 2004, an increase in average earning assets of $87,222,000 or 14.29% and a 53-basis point decrease in average rate of return resulted in an increase in volume of $3,378,000 and a decrease in rate of $2,329,000. An increase in average interest-bearing liabilities of $82,057,000 or 15.53% and a 34-basis point decrease in average rate of interest paid contributed to an increase in volume of $2,046,000 and a decrease in rate of $1,921,000. Net interest earned on a tax equivalent basis increased to $17,043,000 for the nine-month period ended September 30, 2004, up $924,000 as compared with the nine-month period ended September 30, 2003.


OPERATING EXPENSES

The components of total operating expenses for the period and their percentage of gross income are as follows:

(DOLLAR AMOUNTS IN THOUSANDS)

                                              Quarter Ended September 30,                       Nine Months Ended September 30,
                                              2004                  2003                          2004                  2003
------------------------------------------------------------------------------------------------------------------------------------
                                       Amount    Percent     Amount    Percent             Amount     Percent     Amount    Percent
------------------------------------------------------------------------------------------------------------------------------------
Salaries and benefits                 $2,644     26.80%     $2,502     25.64%            $  7,807     25.60%    $  7,315    24.35%
Other non-interest expense             2,426     24.59       1,663     17.04                5,506     18.05        4,431    14.75
Occupancy - net                          387      3.93         379      3.88                1,233      4.05        1,189     3.95
------------------------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES              $5,457     55.32%     $4,544     46.56%            $ 14,546     47.70%    $ 12,935    43.05%
====================================================================================================================================

On September 30, 2004, the Corporation redeemed the outstanding principal of $17,526,000 of 9.60% junior subordinated deferrable interest debentures it issued on September 30, 1999 to Westbank Capital Trust I ("Trust I") and, in the process, wrote off the balance of $807,000 of unamortized legal and accounting fees associated with the issuance of the Trust's capital offering as other non-interest expense. Salaries and benefits, along with occupancy (net), increased as a direct result of general additions to staff, and additions to staff and general operating costs related to the opening of the Corporation's newest branch office in Webster, Massachusetts, in 2003.

INTEREST RATE SENSITIVITY

The following table sets forth the distribution of the repricing of the Corporation's earning assets and interest-bearing liabilities as of September 30, 2004, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio and the cumulative interest rate sensitivity gap ratio. The table also sets forth the time periods in which earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Bank's customers. In addition, various assets and liabilities indicated as repricing within the same period may, in fact, reprice at different times with such period and at different rates.

(DOLLAR AMOUNTS IN THOUSANDS)

                                       Three         Over Three         Over One
                                      Months          Months to          Year to        Over Five
                                      or Less         One Year         Five Years         Years            Total
--------------------------------------------------------------------------------------------------------------------
Earning Assets                      $ 116,531         $  48,226        $ 191,807         $ 347,744        $ 704,308
Interest-Bearing
      Liabilities                     128,577           191,925          269,198            17,738          607,438
--------------------------------------------------------------------------------------------------------------------
Interest Rate
      Sensitivity Gap               $ (12,046)        $(143,699)       $ (77,391)        $ 330,006        $  96,870
====================================================================================================================

Cumulative Interest
      Rate Sensitivity Gap          $ (12,046)        $(155,745)       $(233,136)        $  96,870

Interest Rate
Sensitivity Gap Ratio                 (1.71%)          (20.40%)         (10.99%)           46.86%

Cumulative Interest
      Rate Sensitivity Gap Ratio      (1.71%)          (22.11%)         (33.10%)           13.76%

The presentation of a run-off and repricing of savings accounts and NOW accounts is based on the Corporation's historical experience with $9,740,000 and $3,218,000 respectively included in the three-month to one-year category and the remainder placed in the one- to five-year category of interest bearing liabilities.

Westbank seeks to manage the mix of assets and liabilities maturities to control the effect of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on Westbank's earnings due to the rate of variability and short-term maturities of its earning assets.


LIQUIDITY

Liquidity refers to the Corporation's ability to generate adequate amounts of cash to fund loan originations, security purchases, deposit withdrawals, and fund dividends on the Corporation's common stock and the amounts payable to Westbank Capital Trust II and III.

The Corporation's liquidity position is monitored by the Asset/Liability Committee, based on policies approved by the Board of Directors. The Committee meets regularly to review and direct the Bank's investment, lending and deposit-gathering activities.

At September 30, 2004, the Corporation maintained cash balances, short-term investments and investments available for sale totaling $221,109,000, representing 29.50% of total quarter-end assets, versus $256,490,000 or 35.4% of total assets at December 31, 2003.

At September 30, 2004, the Corporation had certificates of deposit maturing within the next 12 months amounting to $227,095,000. Based on historical experience, the Corporation anticipates that a significant portion of the maturing certificates of deposit will be renewed with the Corporation.

In addition to cash flow from loan and securities payments and prepayments, as well as from sales of available-for-sale securities and mortgage loans, the Corporation has significant borrowing capacity available to fund liquidity needs. During the third quarter of 2004, the Corporation decreased its use of borrowings totaling $35,912,000 and increased its use of deposits totaling $57,638,000 as a source of funds. The average balance of borrowings for the quarters ended September 30, 2004 and September 30, 2003 were $128,163,000 and $58,883,000 respectively, and $121,567,000 and $64,685,000 for the nine months ended September 30, 2004 and 2003. The Bank's borrowings to date have consisted primarily of advances from the Federal Home Loan Bank of Boston, of which the Bank is a member. Under the terms of the collateral agreement with the Federal Home Loan Bank, the Bank pledges residential mortgage loans and mortgage-backed securities, as well as the Bank's stock in the Federal Home Loan Bank, as collateral for such transactions.

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

The primary source of funds for the payment of dividends by the Corporation is dividends paid to the Corporation by the Bank. Bank regulatory authorities generally restrict the amounts available for payment of dividends if the effect thereof would cause the capital of the Bank to be reduced below applicable capital requirements. These restrictions indirectly affect the Corporation's ability to pay dividends.

Management of the Corporation believes that the current liquidity of the Bank is sufficient to meet present and anticipated funding needs.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

(DOLLAR AMOUNTS IN THOUSANDS)


                                                        Quarter Ended September 30,              Nine Months Ended September 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                          2004            2003                       2004             2003
------------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                         $ 4,227           $ 5,122                   $ 4,428           $5,111
Provision for (Recovery of) loan losses                    150              (354)                      150             (354)
------------------------------------------------------------------------------------------------------------------------------------
                                                         4,377             4,768                     4,578            4,757

Less charge-off's:
      Loans secured by real estate                                             2                        82                8
      Commercial and industrial loans                                          5                       100               37
      Consumer loans                                        30                48                        63              115
------------------------------------------------------------------------------------------------------------------------------------
                                                            30                55                       245              160
------------------------------------------------------------------------------------------------------------------------------------
Add-recoveries:
      Loans secured by real estate                                             1                         1              101
      Commercial and industrial loans                                                                    1               13
      Consumer loans                                         2                                          14                3
------------------------------------------------------------------------------------------------------------------------------------
                                                             2                 1                        16              117
------------------------------------------------------------------------------------------------------------------------------------
Net charge-off's (recoveries)                               28                54                       229               43
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT END OF PERIOD                               $ 4,349           $ 4,714                   $ 4,349           $4,714
====================================================================================================================================

Net charge-off's (recoveries) to:
      Average loans                                       nil               .01%                       .01%             .01%
      Loans at end of period                              nil               .01%                       .01%             .01%
      Allowance for loan losses at January 1               .63%            1.06%                      5.17%             .84%
Allowance for loan losses at September 30 as
  a percentage of:
            Average loans                                 1.00%            1.03%                      1.01%            1.01%
            Loans at end of period                        1.00%            1.05%                      1.00%            1.05%

The approach the Corporation uses in determining the adequacy of the allowance for loan losses is an exposure method based on the Corporation's loan loss history, among other factors. Quarterly, based on an internal review of the loan portfolio, the Corporation identifies required reserve allocations targeted to recognized problem loans that, in the opinion of management, have potential loss exposure or uncertainties relative to the depth of the collateral on these same loans. In addition, the Corporation maintains a formula-based reserve against the remainder of the loan portfolio, based on the overall mix of the loan portfolio and the loss history of each loan category. The formula-based reserve allocation is calculated by applying loss factors to outstanding loans by category. Loss factors are based on historical loss experience combined with a comparison to a group of peer banks. The amount of the recorded reserve above the minimum of the formula range is based on management's evaluation of relevant factors (e.g. local area economic statistics, credit quality trends, loan concentrations, industry conditions and delinquency levels) and the percentage of loan loss reserves to aggregate loans.

The Corporation measures impairment of loans in accordance with SFAS No. 114, "Accounting for Impairment of a Loan as Amended by SFAS No. 18, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" (collectively SFAS No. 114). A loan is recognized as impaired when it is probable that either principal or interest is not collectible in accordance with the terms of the loan agreement. Measurement of impairment for commercial loans is generally based on the present value of expected future cash flows discounted at the loan's effective interest rate. Commercial real estate loans are generally measured based on the fair value of the underlying collateral. If the estimated fair value of the impaired loan is less than the related recorded amount, a specific valuation allowance is established or a write-down is charged against the allowance for loan losses. Smaller balance homogenous loans, including residential real estate and consumer loans, are excluded from the provisions of SFAS No. 114. Generally, income is recorded only on a cash basis for impaired loans.

For the quarter ended September 30, 2004, the Bank made additions to the allowance for loan losses totaling $150,000. For the quarter ended September 30, 2003, the Bank had a recovery in the amount of $354,000 from the allowance for loan losses. For the quarters ended September 30, 2004 and 2003, recoveries totaled $2,000 and $1,000, while charge-offs totaled $30,000 and $55,000 respectively.

NON-ACCRUAL, PAST DUE AND NON-PERFORMING LOANS

(DOLLAR AMOUNTS IN THOUSANDS)

                                              09-30-04         06-30-04          03-31-04          12-31-03         09-30-03
====================================================================================================================================
Non accrual-loans                              $1,245            $  987           $  997            $3,111           $2,182
Loans contractually past
      due 90 days or more
      still accruing                              357               173              195               197            1,335
------------------------------------------------------------------------------------------------------------------------------------

Total non-accrual, past due
      and restructured loans                   $1,602            $1,160           $1,192            $3,308            3,517
------------------------------------------------------------------------------------------------------------------------------------

Non-accrual, past due and
      restructured loans as a
      percentage of total loans                 0.37%             0.27%            0.28%            0.75%             0.78%
------------------------------------------------------------------------------------------------------------------------------------

Allowance for loan losses as a
      percentage of non-accrual,
      past due and restructured loans         368.36%           364.40%          360.23%          133.86%           134.03%
------------------------------------------------------------------------------------------------------------------------------------

Other real estate owned - net                     706               706              706
------------------------------------------------------------------------------------------------------------------------------------

Total non-performing assets                    $2,308            $1,866           $1,898           $ 3,308           $3,517
Non-performing assets as a
      percentage of total assets                0.31%             0.24%            0.26%            0.46%             0.54%
------------------------------------------------------------------------------------------------------------------------------------

REGULATORY CAPITAL

At September 30, 2004, the Corporation exceeded each of the applicable regulatory capital requirements. As of September 30, 2004, the most recent notification from the Federal Deposit Insurance Corporation (the "FDIC") categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth below. There are no conditions or events since that notification the management believes have changed the Bank's category. The Corporation's and the Bank's capital ratios as of September 30, 2004 are also presented in the following table:

                                                                        Minimum for Capital
                                                     Actual              Adequacy Purposes
                                                     ------              -----------------
                                               Amount      Ratio         Amount      Ratio
                                               ------      -----         ------      -----
September 30, 2004
Total Capital (to Risk-Weighted Assets)
      Consolidated                            $58,811      13.23%       $35,556      8.00%
      Bank                                     56,674      12.79         35,452      8.00
Tier 1 Capital (to Risk-Weighted Assets)
      Consolidated                             52,477      11.81         17,778      4.00
      Bank                                     52,325      11.81         17,726      4.00
Tier 1 Capital (to Average Assets)
      Consolidated                             52,414       7.01         29,926      4.00
      Bank                                     52,325       7.01         29,856      4.00

The primary source of funds for payments of dividends by the Corporation is dividends paid to the Corporation by the Bank. Bank regulatory authorities generally restrict the amounts available for payments of dividends if the effect thereof would cause the capital of the Bank to be reduced below applicable capital requirements. These restrictions, thus, indirectly affect the Corporation's ability to pay dividends.


OFF-BALANCE-SHEET ARRANGEMENTS

The Corporation does not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Corporation's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The Corporation's primary financial instruments with off-balance-sheet risk are limited to loan servicing for others, obligations to fund loans to customers pursuant to existing commitments, and commitments to sell mortgage loans.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Westbank seeks to manage the mix of assets and liabilities maturities to control the effect of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on Westbank's earnings due to the rate of variability and short-term maturities of its earning assets.


ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management of the Corporation carried out an evaluation, under the supervision, and with the participation, of the Corporation's principal executive officer and principal financial officer, of the effectiveness of the Corporation's disclosure controls and procedures. Based on this evaluation, the Corporation's principal executive officer and principal financial officer concluded that the Corporation's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. It should be noted that the design of the Corporation's disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. The Corporation's principal executive and financial officers have concluded that the Corporation's disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

There have been no changes in the Corporation's internal control over financial reporting (to the extend that elements of internal control over financial reporting are subsumed within disclosure controls and procedures) identified in connection with the evaluation described in the above paragraph that occurred during the Corporation's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings

            Certain litigation is pending against the Corporation and its subsidiaries. Management, after consultation with legal counsel, does not anticipate that any liability arising out of such litigation will have a material effect on the Corporation's financial statements.


ITEM 2.      Unregistered Sales of Equity Securities and Use of Proceeds

             Share Repurchase Plan - During the fourth quarter of 2003, the Board of Directors approved a new stock repurchase program of up to 5% of the Corporation's stock. The value of the 5% stock of the Corporation at the time of the announcement was approximately $3,800.000. The following table summarizes repurchases of Westbank Corporation's stock for the three months ended September 30, 2004.

                                                         Total Number of Shares    Maximum Number of
                                                          Purchased as Part of   Shares that May Yet Be
                   Total Number of   Average Price Paid    Publicly Announced     Purchased Under the
    Period        Shares Purchased       Per Share          Plans or Programs      Plans or Programs
    ------        ----------------       ---------          -----------------      -----------------
  July 2004             3,300              $18.00                27,265                 190,639
 August 2004            1,570               20.98                28,835                 189,069
September 2004            315               21.40                29,150                 188,754
----------------------------------------------------------------------------------------------------
    Total               5,185              $19.11
====================================================================================================

ITEM 3.     Defaults on Senior Securities  -  NONE

                           PART II - OTHER INFORMATION


ITEM 4.     Submission of Matters to a Vote of Security Holders  -  NONE


ITEM 5.     Other Information  -  NONE


ITEM 6.     Exhibits


                                  EXHIBIT INDEX

3. Articles of Organization, as amended * (a) Articles of Organization, as amended * (b) By-Laws, as amended *

31.1 Certification of Chief Executive Officer, pursuant to Rule 13a-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer, pursuant to Rule 13a-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1  Certifications pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.


* Incorporated by reference to identically numbered exhibits contained in Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        WESTBANK CORPORATION


Date: November 9, 2004                  /s/ Donald R. Chase
                                        --------------------------------------
                                        Donald R. Chase
                                        President and Chief Executive Officer


Date: November 9, 2004                  /s/ John M. Lilly
                                        --------------------------------------
                                        John M. Lilly
                                        Treasurer and Chief Financial Officer