Form 10-K
period 2004-12-31
WESTBANK CORP
filed 2005-03-10
CIK 742070

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[mark one]  [X]   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
              SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

            [_]   TRANSITION REPORT PURSUANT TO SECTION 13
              OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-12784

                              WESTBANK CORPORATION


      Massachusetts                                   04-2830731
(State of Incorporation)                 (I.R.S. Employer Identification Number)

225 Park Avenue, West Springfield, Massachusetts                 01090-0149
------------------------------------------------           ---------------------
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

                        Yes   [X]               No   [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filed (as defined in Exchange Act Rule 12b-2.

                        Yes   [X]               No   [_]

Based on the closing sales price on June 30, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant was $76,768,632.

The number of shares outstanding of the registrant's common stock, $2.00 par value, was 4,734,674 on March 1, 2005.

Portions of the Annual Report to Stockholders for the year ended December 31, 2004 are incorporated by reference into Parts I and II.

Portions of the Proxy Statement issued by the Corporation in connection with the Annual Meeting to be held on April 20, 2005 are incorporated by reference into
Part III.

================================================================================

                              WESTBANK CORPORATION

                               INDEX TO FORM 10-K
PART I
------
Item 1     Business                                                          I-1

Item 2     Properties                                                       I-20

Item 3     Legal Proceedings                                                I-20

Item 4     Submission of Matters to a Vote of Security Holders              I-20



PART II
-------
Item 5     Market for the Corporation's Common Stock, Related
           Stockholder Matters and Issuer Purchases of Equity Securities    II-1

Item 6     Selected Financial Data                                          II-1

Item 7     Management's Discussion and Analysis of
           Financial Condition and Results of Operations                    II-1

Item 7A    Quantitative and Qualitative Disclosures About Market Risk       II-1

Item 8     Financial Statements and Supplementary Data                      II-1

Item 9     Changes In and Disagreements with Accountant
           on Accounting and Financial Disclosure                           II-1

Item 9A    Controls and Procedures                                          II-2

Item 9B    Other Information                                                II-2



PART III
--------
Item 10    Directors and Executive Officers of the Registrant              III-1

Item 11    Executive Compensation                                          III-1

Item 12    Security Ownership of Certain Beneficial Owners
           and Management, and Related Stockholder Matters                 III-1

Item 13    Certain Relationships and Related Transactions                  III-1

Item 14    Principal Accounting Fees and Services                          III-1



PART IV
-------
Item 15    Exhibits and Financial Statement Schedules                       IV-1

           Signatures                                                       IV-2

           Exhibit Index                                                    IV-3

              WESTBANK CORPORATION, WEST SPRINGFIELD, MASSACHUSETTS

                                     PART I
                                     ------
ITEM 1     BUSINESS
-------------------

Westbank Corporation (hereinafter sometimes referred to as the "Corporation") is a Massachusetts corporation incorporated on November 15, 1983. The Corporation is registered with the Federal Reserve Board as a bank holding company for Westbank (hereinafter sometimes referred to as the "Bank"), a Massachusetts-chartered commercial bank and trust company formed on September 7, 2001 as a result of the merger of the Corporation's two wholly-owned subsidiaries: Park West Bank and Trust Company, a Massachusetts trust company, and Cargill Bank, a Connecticut-chartered savings and loan association. The core business of the Bank dates back to 1962. The Corporation was organized to facilitate the expansion and diversification of the business of the Bank, and its predecessors. The Corporation is headquartered in West Springfield, Massachusetts.

The Bank offers a full range of retail banking services to individuals, businesses and nonprofit organizations through eighteen (18) banking offices located in Massachusetts and Connecticut. Such services include a wide range of checking and savings accounts, loans, safe deposit facilities, and automated teller machines at selected branch locations and three (3) off-site locations. The Bank also provides lending, depository and related financial services to commercial, industrial, financial and governmental customers. In the lending area, these include short- and long-term loans and revolving credit arrangements, letters of credit, inventory and accounts receivable financing, real estate construction lending, mortgage loans and equipment leasing.

WEB SITE AND AVAILABILITY OF PERIODIC FILINGS
The Corporation's Web site is www.westbankcorponline.com. The Corporation makes available, free of charge, on or through its Web site, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Corporation electronically files such material, or furnishes it to the Securities and Exchange Commission (the "SEC"). The SEC also maintains an electronic database of all periodic reports filed by public companies at www.sec.gov, through which the Corporation's periodic reports are also available, free of charge.

MARKET AREA AND COMPETITION
The Bank's primary service area consists of Hampden, Hampshire, Franklin and Worcester Counties in Massachusetts and Windham County in Connecticut. Featuring an attractive mix of rural, residential and urban property, the combined market area is home to a variety of key sectors, including financial services, healthcare, education, manufacturing, tourism, agriculture and construction. Although the recovery from the recession of 2001 has been somewhat slow, the economic forecast points to continued slow to moderate growth in 2005.

The Bank's banking, real estate activity and trust services are competitive with other financial institutions. The Bank's primary competition includes local, regional and super-regional commercial banks, mutual savings banks, savings and loan associations, credit unions, consumer finance companies, loan offices, money market funds and other financing organizations. Additionally, competition for trust services from major commercial banks is high, with efforts continuing by those banks to solicit new business. The Bank's Wealth Management Division prides itself on being one of the few remaining corporate fiduciaries providing personal services locally. Insurance companies, mutual savings banks, investment counseling firms, and other business firms and individuals also offer active competition for such business. The competitive landscape is also likely to become even more crowded with mergers, acquisitions, expansions and new market entries planned in 2005.

LENDING ACTIVITIES
GENERAL The Bank originates commercial real estate, commercial loans and leases, and consumer loans in addition to a traditional emphasis on residential lending. The Bank generally retains the majority of the loans that it originates. During the past twelve (12) months, the Bank did sell approximately $23.6 million in 1-4-family fixed rate residential real estate loans, specifically as a result of the low interest rate environment. At December 31, 2004, the Bank had total loans of $439.4 million, of which $194 million, or 44%, were 1-4 family residential mortgages, $123.6 million or 28% were commercial real estate loans, $78.2 million, or 18% were commercial loans and leases, while consumer loans totaled $43.6 million or 10% of total loans.

The Bank's loans are subject to federal and state laws and regulations. The interest rates the Bank charges on loans are principally affected by the demand for loans, the supply of money available for lending purposes and the interest rates offered by the Bank's competitors. These factors are, in turn, affected by general and local economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies, and governmental budgetary matters.

LOAN PORTFOLIO
The following table sets forth the classification (in thousands) of the Corporation's loans by major category at December 31, 2004.

                                                 2004               2003               2002               2001               2000
===================================================================================================================================
Commercial                                    $  65,849          $  64,974          $  61,115          $  53,756          $  59,998
-----------------------------------------------------------------------------------------------------------------------------------

Real estate:
     Construction                                11,009              7,045              8,700              5,154              5,160
     Residential (1-4 family)                   158,111            188,100            242,297            238,809            232,611
     Home equity                                 32,090             28,570             25,022             20,982             15,448
     Commercial properties                      116,379            103,508             94,637             83,443             84,833
-----------------------------------------------------------------------------------------------------------------------------------

Total Real Estate                               317,589            327,223            370,656            348,388            338,052
-----------------------------------------------------------------------------------------------------------------------------------

Consumer                                         42,562             40,847             39,730             37,292             34,578
-----------------------------------------------------------------------------------------------------------------------------------

Leases                                           12,384              7,024              7,743              4,841                654
-----------------------------------------------------------------------------------------------------------------------------------
     Gross Loans                                438,384            440,068            479,244            444,277            433,282
Deferred loan origination
     (fees) - net of costs                          985                699                365                332                169
-----------------------------------------------------------------------------------------------------------------------------------

Total Loans                                     439,369            440,767            479,609            444,609            433,451
Allowance for loan losses                        (4,356)            (4,428)            (5,111)            (4,179)            (3,670)
-----------------------------------------------------------------------------------------------------------------------------------

Net Loans                                     $ 435,013          $ 436,339          $ 474,498          $ 440,430          $ 429,781
===================================================================================================================================

The Corporation's loan portfolio is not concentrated within a single industry or a group of related industries; however, underlying collateral values are dependent upon market fluctuations in the western and central Massachusetts and northeastern Connecticut areas. The aggregate amount of loans to executive officers, Directors and organizations with which they are associated amounted to $10,817,000 or 22.8% of stockholders' equity as of December 31, 2004, compared to $9,598,000 or 20.2% as of December 31, 2003.

Included in the aggregate loans to insiders listed above is a loan relationship with the Eastern States Exposition, a not-for-profit company. The Corporation and Bank's President and Chief Executive Officer, Donald R. Chase, is the Chairman of the Board of this not-for-profit company and the Corporation and Bank's Director, G. Wayne McCary, is its President and Chief Executive Officer. As of December 31, 2004, the Eastern States Exposition had indebtedness from the Bank in the principal amount of $2,859,000. This loan is secured primarily by real estate and was granted under the same terms, including interest rates and collateral, as similar commercial real estate loans. The loan was made in the ordinary course of the Bank's business and does not involve more than the normal risk of collectability or present other unfavorable features.

LOAN MATURITY
The following table provides the maturity distribution and sensitivity to changes in interest rates of commercial loans and commercial real estate construction loans at December 31, 2004.

                          12 Months           1 - 5             After
(Dollars in thousands)     or Less            Years            5 Years           Total
=========================================================================================
Commercial               $   48,205        $   15,983        $    1,661        $   65,849
Real estate:
     Construction             7,263                                                 7,263
     Commercial              25,934            72,206            18,239           116,379
-----------------------------------------------------------------------------------------

Totals                   $   81,402        $   88,189        $   19,900        $  189,491
=========================================================================================

Of the commercial loans that mature beyond one year, approximately $30,352,000 have fixed rates and the remaining $77,737,000 are floating rate loans.

In the normal course of business, various commitments and contingent liabilities are outstanding, such as guarantees, standby letters of credit, commitments to extend credit and various financial instruments with off-balance-sheet risk that are not reflected in the financial statements. The most significant of these are commitments to grant loans and commitments to advance funds under existing loan agreements, which were $19,320,000 and $69,023,000 respectively at December 31, 2004 and $12,299,000 and $60,088,000 respectively in 2003.

The following table presents, as of December 31, 2004, the dollar amount of all loans contractually due after December 31, 2005 and whether these loans have fixed interest rates or adjustable interest rates.

                                                       Due After December 31, 2005
                                                       ---------------------------
                                                Fixed           Adjustable          Total
                                              ----------        ----------        ----------
          Residential mortgage loans          $  119,037        $   21,265        $  140,302
          Commercial real estate loans            13,983            76,462            90,445
          Commercial loans                        16,375             1,269            17,644
          Consumer loans                          35,316                              35,316
                                              ----------        ----------        ----------
          Total loans                         $  184,711        $   98,996        $  283,707

RESIDENTIAL MORTGAGE LENDING

The majority of the Bank's loan portfolio is comprised of mortgage loans secured by one-to-four family properties that serve as the primary residence of the owner. The Bank originates residential loans primarily in Massachusetts and Connecticut. At December 31, 2004, loans on one-to-four family residential properties accounted for $161.9 million, or 37% of the Bank's total loan portfolio. Of residential mortgage loans outstanding on that date, 21% were adjustable-rate loans, and 79% were fixed rate loans. Most of these loan originations are from existing or past customers of the Bank, its local communities or referrals from local real estate agents, attorneys, and builders. Approximately 59% of all residential loan originations during fiscal 2004 were refinancings of loans already in the Bank's portfolio.

Residential mortgage loan originations are generally for terms from 10 to 30 years, amortized on a monthly basis with interest and principal due each month. Residential real estate loans may remain outstanding for significantly shorter periods than their contractual terms as borrowers may refinance or prepay loans at their option without penalty. Conventional residential mortgage loans extended by the Bank customarily contain "due-on-sale" clauses that permit the Bank to accelerate the indebtedness of the loan upon transfer of ownership of the mortgage property.

The Bank makes residential mortgage loans with a loan-to-value ratio up to 100%. All mortgages originated with a loan-to-value ratio of 80% or greater have Private Mortgage Insurance ("PMI") with 25-35% coverage. PMI insurance is not required on loans with an 80% or less loan-to-value ratio. The Bank at times may originate mortgages outside of secondary market guidelines, tailored to the needs of its customers.

The Bank also offers residential construction loans to customers in its primary lending market. Generally, the Bank will make construction loans up to 80% loan-to-value ratio and up to 90% with PMI. The program allows for mortgagors to receive up to six (6) advances during the construction phase. The Bank uses third-party inspectors and Bank personnel as inspectors to determine the advance amount. The loan converts to permanent financing upon completion of the construction period. The interest rate on the permanent financing is locked in at the time of the closing of the construction mortgage or, at the customer's choice, upon completion of the construction period.

The Bank also offers adjustable-rate mortgage loans with a maximum term of 30 years. Adjustable-rate loans offered by the Bank include loans that provide for an interest rate based on the interest paid on U.S. Treasury securities of corresponding terms plus a margin. The Bank currently offers adjustable-rate loans with initial rates below those which would prevail under the foregoing computations, based upon a determination of market factors and competitive rates for adjustable-rate loans in its market area. For adjustable-rate loans, borrowers are qualified at the initial rate.

The Bank's adjustable-rate mortgages include limits on increase or decrease in the interest rate of the loan. The interest rate will generally increase or decrease by a maximum of 2% per adjustment period with a ceiling rate of between 5% and 6% over the life of the loan. The retention of adjustable-rate mortgage loans in our loan portfolio helps reduce exposure to changes in interest rates.

The Bank's home equity lines of credit totaled $32.1 million and comprised 7% of its total loan portfolio at December 31, 2004. These loans may be originated in equity amounts in excess of the existing first mortgage or up to 80% of the value of the property securing the loan. The term to maturity of the Bank's home equity and home improvement loans may be for five (5), ten (10) or fifteen (15) years, or undefined with a review every three (3) years.

COMMERCIAL REAL ESTATE LOANS
The Bank originates commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate. These loans generally are made to a broader geographic region of borrowers than residential loans and are extended throughout Massachusetts and Connecticut. In underwriting commercial real estate loans, consideration is given to the property's historic cash flow, current and projected occupancy, location, and physical condition. At December 31, 2004, the commercial real estate loan portfolio consisted of loans totaling $123.6 million, or 28% of total loans. Most of the commercial real estate portfolio consists of loans that are collateralized by properties in the Bank's primary market. The Bank's commercial real estate loan portfolio is diverse and does not have any significant loan concentration by type of industry or borrower. The Bank generally lends up to a maximum loan-to-value ratio of 80% on commercial properties and generally requires a minimum debt coverage ratio of
1.2. Commercial real estate lending involves additional risks compared with one-to-four family residential lending. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, and/or the collateral value of the commercial real estate securing the loan, repayment of such loans may be subject, to a greater extent, to adverse conditions in the real estate market or the economy. Also, commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. The Bank's loan policies limit the amount of loans to a single borrower or group of borrowers to reduce this risk.

The Bank's loan portfolio includes $7.3 million of commercial construction loans. Recognizing the risks inherent to this type of lending, it is the Bank's practice to minimize lending risk by carefully studying project feasibility, developing a detailed knowledge of the borrower/guarantor's entire business operation, assessing both primary and secondary sources of repayment, and by structuring the credit in a manner appropriate to the project.

The Bank will only consider construction lending where it holds a first position mortgage lien on the subject premises. No construction loan will be advanced without permanent financing approved by the Bank or another lender. Commitments from any source other than the Bank must be reviewed for capacity and conditions. The Bank requires that up-front equity requirements be met in cash or free and clear value of the land directly associated with the project. The ratio of projected cash flow versus debt service coverage generally will equal or exceed 1.2. Construction loans may have interest only payments until completion of the project. Funds are disbursed only after proper documentation of work completed.

COMMERCIAL LOANS
In addition to commercial real estate loans, the Bank also engages in equipment leasing, small business commercial lending, including business installment loans, lines of credit, and other commercial loans. At December 31, 2004, the Bank's commercial loan portfolio consisted of loans totaling $65.8 million, or 15% of total loans. A portion of the Bank's commercial loans is participation loans. Unless otherwise structured as a mortgage on commercial real estate, such loans generally are limited to terms of seven (7) years or less. Substantially all such commercial loans have variable interest rates tied to the prime rate. Whenever possible, the Bank collateralizes these loans with a lien on commercial real estate or, alternatively, with a lien on business assets and equipment and the personal guarantees from principals of the borrower. Interest rates on commercial loans generally have higher yields than residential mortgages.

Commercial loans are generally considered to involve a higher degree of risk than residential mortgage loans because the collateral may be in the form of intangible assets and/or inventory subject to market obsolescence. Commercial loans may also involve relatively large loan balances to single borrowers or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation and income stream of the borrower. Such risks can be significantly affected by economic conditions.

The Bank offers commercial leasing services administered by its Commercial Lending Division. This Division's goal has been to give business owners borrowing opportunities for modernization, inventory, equipment, construction, consolidation, real estate, working capital, vehicle purchases, and the refinancing of existing corporate debt. At December 31, 3004, the Bank had $12.4 million in equipment leases. The Bank does not require a down payment for equipment leases and tailors payments to be monthly, quarterly or bi-annually.

CONSUMER LOANS
The Bank offers a variety of consumer loans. At December 31, 2004, the consumer loan portfolio totaled $43.6 million, or 10% of total loans. Consumer loans generally are offered for terms of up to six (6) years, depending on the collateral, at fixed interest rates. The Bank's consumer loan portfolio consists primarily of automobile loans. To a lesser extent, the consumer loan portfolio also includes student loans and personal installment loans. In general, consumer loans are generally originated at higher interest rates than residential mortgage loans but also tend to have a higher credit risk than residential loans due to the loan being unsecured or secured by rapidly depreciable assets. Despite these risks, the Bank's level of consumer loan delinquencies generally has been low.

Indirect automobile loans currently represent the largest portion of the Bank's consumer loan portfolio. As of December 31, 2004, the Bank's Indirect Lending Division, which underwrites automobile loans directly through automobile dealers, booked over $21.5 million in new auto loans. At the end of 2004, the Bank had 104 dealer affiliations in Massachusetts and Connecticut.

ORIGINATION FEES AND OTHER FEES
The Bank currently collects origination fees on some of the real estate loan products offered. Fees to cover the costs of appraisals, credit reports and other direct costs are also collected. The Bank may also impose late charges on all loans with the exception of loans secured by deposits. The Bank also collects prepayment premiums and partial release fees on commercial real estate and construction loans where such items are negotiated as part of the loan agreement.

LOAN APPROVAL PROCEDURES AND AUTHORITY
The Bank's lending policies are established by its Board of Directors and are designed to ensure non-discriminatory underwriting standards and loan origination practices. The policies differ depending on the type of loan involved.

The Bank has three (3) separate methods for authorizing loans:

1. Loan officers are individually granted authorities.
2. Loans above individual granted authorities are approved by the Officers' Loan Committee.
3. Loans above the Officers' Loan Committee's authority are approved by the Directors' Loan Committee.

The loan authorities of all Bank loan officers are given in specific categories, as required to make the Bank's lending process efficient. These authorities are limited to those areas of lending where the officer is proficient and knowledgeable, and to those areas where his duties require loan authority

CURRENT LENDING PROCEDURES
Upon receipt of a completed loan application from a prospective borrower, the Bank orders a credit report and verifies certain other information. If necessary, the Bank obtains additional financial or credit-related information. The Bank requires an appraisal for mortgage loans over $250,000, including loans made to refinance existing mortgage loans. Appraisals over $250,000 are performed by licensed or certified third-party appraisal firms that have been approved by the Bank's Board of Directors. The Bank also requires title insurance on all secondary market mortgage loans and certain other loans. The Bank requires borrowers to obtain hazard insurance, and if applicable, the Bank may require borrowers to obtain flood insurance prior to closing. Available to borrowers is the option to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes, flood insurance, and private mortgage insurance premiums, if required.

ASSET QUALITY
One of the Bank's key operating objectives has been and continues to be maintaining a high level of asset quality. Through a variety of strategies, including, but not limited to, borrower workout arrangements and aggressive marketing of foreclosed properties, the Bank has been proactive in addressing problem and non-performing assets.

DELINQUENT LOANS AND FORECLOSED ASSETS
The Bank's policies require that management continuously monitor the status of the loan portfolio and report to the Board of Directors on a quarterly basis. These reports include information on delinquent loans and foreclosed real estate and the Bank's actions and plans to cure the delinquent status of the loans and to dispose of the real estate.

NON-PERFORMING ASSETS
Non-performing assets totaled $2,765,000 million at December 31, 2004.

The following table sets forth information with regard to non-performing loans as of the end of each year indicated.

(Dollars in thousands)                     2004          2003          2002          2001          2000
=========================================================================================================
Loans on a non-accrual basis             $  1,614      $  3,111      $  1,372      $  1,040      $  1,778
=========================================================================================================

Non-accrual loans as a percentage
     of total net loans outstanding          0.37%         0.71%         0.29%         0.24%         0.41%
Non-accrual loans as a percentage
     of total assets                         0.21          0.43          0.20          0.17          0.31
Loans contractually past due 90 days
     or more and still accruing          $    521      $    197      $    186      $    790      $    418

With the exception of first mortgage loans insured or guaranteed by the Federal Housing Administration or the Veterans Administration or for which the borrower has obtained private mortgage insurance, the Bank stops accruing income on loans when interest or principal payments are 90 days in arrears or earlier when the timely collectibility of such interest or principal is doubtful. The Bank designates loans on which it stops accruing income as non-accrual loans and it reverses outstanding interest that it previously credited. The Bank may recognize income in the period that it collects such income, when the ultimate collectibility of principal is no longer in doubt. The Bank returns a non-accrual loan to accrual status when factors indicating doubtful collection no longer exist. The Bank defines non-performing loans as loans that are both non-accruing and accruing loans whose payments are 90 days or more past due.

A loan is recognized as impaired when it is probable that either principal or interest is not collectable in accordance with the terms of the loan agreement. Impaired loans are individually assessed to determine whether a loan's carrying value is not in excess of the fair value of the collateral or the present value of the loan's cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and consumer loans, are specifically excluded from the impaired loan portfolio. The Bank's recorded investment in loans that are considered impaired totaled $2,762,000 at December 31, 2004. If all non-accrual loans had been current in accordance with their terms during the years ended December 31, 2004, 2003, 2002, 2001 and 2000, interest income on such loans would have amounted to $36,000, $106,000, 159,000, $148,000 and $159,000. At December 31, 2004, the
Bank did not have any loans not included above which are "troubled debt restructurings" as defined in SFAS No. 15.


REAL ESTATE OWNED
Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at fair market value at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition are expensed. The following table sets forth information regarding other real estate owned at December 31, 2004.

(Dollars in thousands)               2004        2003        2002        2001        2000
==========================================================================================
Other real estate owned - net       $  630      $    0      $    0      $  204      $  541
Other real estate owned as a
     percentage of total assets        .08%          0%          0%        .03%        .09%

ALLOWANCE FOR LOAN LOSSES
The following table sets forth the historical relationship among the average amount of loans outstanding, the allowance for loan losses, provision for loan losses charged to operating expenses, loans charged off, recoveries and selected ratios.

Year Ended December 31,
(Dollars in thousands)                                   2004            2003             2002            2001            2000
=================================================================================================================================
Balance at beginning of year                          $    4,428      $    5,111       $    4,179      $    3,670      $    3,908
Provision charged to (recovery of) expense                   225            (354)           1,333             944             472
Acquisition
---------------------------------------------------------------------------------------------------------------------------------
                                                           4,653           4,757            5,512           4,614           4,380
---------------------------------------------------------------------------------------------------------------------------------

Charge-off's:
     Loans secured by real estate                             97              11              134              52             163
     Commercial and industrial loans                         134             313              169             358             538
     Consumer loans                                           90             124              186             117              88
---------------------------------------------------------------------------------------------------------------------------------
                                                             321             448              489             527             789
---------------------------------------------------------------------------------------------------------------------------------

Recoveries:
     Loans secured by real estate                              6             102               12              60              32
     Construction/land development
     Commercial and industrial loans                                          13               39              19              27
     Consumer loans                                           18               4               37              13              20
---------------------------------------------------------------------------------------------------------------------------------
                                                              24             119               88              92              79
---------------------------------------------------------------------------------------------------------------------------------

Net charge-off's                                             297             329              401             435             710
---------------------------------------------------------------------------------------------------------------------------------

Balance at end of year                                $    4,356      $    4,428       $    5,111      $    4,179      $    3,670
=================================================================================================================================

Average loans outstanding                             $  432,864      $  459,765       $  463,488      $  440,454      $  445,846
=================================================================================================================================

Net charge-off's as a percentage
     of average loans                                        .07%           0.07%            0.09%           0.10%           0.16%
Net charge-off's as a percentage
     of the allowance at January 1                          6.71            6.44             9.60           11.85           18.17
Allowance as a percentage of total loans
     at December 31                                          .99            1.01             1.07            0.94            0.85
Allowance as a percentage of non-performing loans
     at December 31                                       204.03          133.86           328.05          228.36          167.12

The approach the Bank uses in determining the adequacy of the allowance for loan losses is an exposure method based on the Bank's loan loss history, among other factors. Quarterly, based on an internal review of the loan portfolio, the Bank identifies required reserve allocations targeted to recognized problem loans that, in the opinion of management, have potential loss exposure or uncertainties relative to the depth of the collateral on these same loans. In addition, the Bank maintains a formula-based reserve against the remainder of the loan portfolio, based on the overall mix of the loan portfolio and the loss history of each loan category. The formula-based reserve methodology is based on a range of estimated loss percentages based on loan type. The amount of the recorded reserve above the minimum of the formula range is based on management's evaluation of relevant qualitative factors (e.g. local area economic statistics) and the percentage of loan loss reserves to aggregate loans.

The Bank measures impairment of loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan as Amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" (collectively "SFAS No. 114"). A loan is recognized as impaired when it is probable that either principal or interest is not collectible in accordance with the terms of the loan agreement. Measurement of impairment for commercial loans is generally based on the present value of expected future cash flows discounted at the loan's effective interest rate. Commercial real estate loans are generally measured based on the fair value of the underlying collateral. If the estimated fair value of the impaired loan is less than the related recorded amount, a specific valuation allowance is established or a write-down is charged against the allowance for loan losses. Smaller balance homogeneous loans, including residential real estate and consumer loans, are excluded from the provisions of SFAS No. 114. Income on impaired loans is recognized based on the payment history of each loan.

The formula reserve allocation is calculated by applying loss factors to outstanding loans by loan category. Loss factors are based on historical loss experience. The general reserve allocation incorporates general business and economic conditions, credit quality trends, loan concentrations, industry conditions within portfolio segments and overall delinquency levels.

The allowance for loan losses is increased by provisions charged against current earnings. Loan losses are charged against the allowance when management believes that the collectibility of the loan principal is unlikely. Recoveries on loans previously charged off are credited to the allowance. Management believes that the allowance for loan losses is appropriate. While management uses available information to assess possible losses on loans, future adjustments to the allowance may be necessary based on changes in non-performing loans, changes in economic conditions or for other reasons. Any future adjustments to the allowance would be recognized in the period in which they were determined to be necessary. In addition, various regulatory agencies periodically review the Bank's allowance for loan losses as an integral part of their examination process. Such agencies may require the Bank to recognize adjustments to the allowance, based on judgments different from those of management. Management also retains an independent loan review consultant to provide advice on the appropriateness of the loan loss allowance.
During 2004, the Bank recorded an addition to the allowances of $225,000 for 2004, a recovery to the allowance of $354,000 during 2003 and an addition of $1,333,000 in 2002. During 2004, 2003 and 2002, recoveries totaled $24,000,
$119,000 and $88,000, respectively, and charge-off's totaled $321,000, $448,000 and $489,000, respectively. The following table presents the Bank's allocation of the balance as of December 31, 2004 of the allowance for loan losses applicable to:

(Dollars in thousands)   2004                    2003                   2002                    2001                    2000
====================================================================================================================================
                              % of                    % of                    % of                    % of                    % of
                              Total                   Total                   Total                   Total                   Total
Loan Category    Amount       Loans      Amount       Loans      Amount       Loans      Amount       Loans      Amount       Loans
------------------------------------------------------------------------------------------------------------------------------------
Real Estate      $2,298       69.77%     $2,160       72.64%     $2,965       75.47%     $2,216       77.20%     $2,212       76.73%
Construction         85        2.51          38        1.60          49        1.82          15        1.16          17        1.19
Commercial        1,562       14.99       1,806       14.74       1,674       12.74       1,726       12.09       1,066       13.83
Leases              176        2.82         105        1.59         116        1.61          73        1.09          98         .15
Consumer            235        9.91         319        9.43         307        8.36         149        8.46         277        8.10
------------------------------------------------------------------------------------------------------------------------------------
                 $4,356         100%     $4,428         100%     $5,111         100%     $4,179         100%     $3,670         100%
====================================================================================================================================

INVESTMENT ACTIVITIES
GENERAL
The Board of Directors of the Bank reviews and approves its investment policy on an annual basis. The Board of Directors has been delegated primary responsibility for ensuring that the guidelines in the investment policy are followed by the Chief Financial Officer. The Chief Financial Officer reports to the Asset Liability Management Committee weekly and to the Executive Committee monthly.

The Bank's investment policy is designed primarily to manage the interest rate sensitivity of its assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement its lending activities, and to provide and maintain liquidity within established guidelines. In establishing its investment strategies, management of the Bank considers its interest rate sensitivity, the types of securities to be held, liquidity, and other factors. Massachusetts-chartered bank and trust companies have authority to invest in various types of assets, including U.S. Government obligations, securities of various federal agencies, obligations of states and municipalities, mortgage-backed securities, certain time deposits of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements, loans of federal funds, corporate debt, equity securities and commercial paper.

The Bank classifies securities as held to maturity or available for sale at the date of purchase. Held to maturity securities are reported at cost, adjusted for amortization of premium and accretion of discount. Available for sale securities are reported at fair market value.

The Bank invests in mortgage-backed securities, all of which are directly or indirectly insured or guaranteed by Freddie Mac, Government National Mortgage Association ("GNMA") or Fannie Mae, and consist of both securities with maturities of fifteen (15) to thirty (30) years and seven(7)-year balloon securities. The latter are so named because they mature (I.E., balloon) prior to completing their normal amortization.

The Bank also invests in state and municipal obligations rated at least AA by Moody's, Standard & Poors, or Fitch. The Bank invests in these securities because of their favorable after tax yields in comparison to U.S. Government and U.S. Government Agency securities of comparable maturity.

Finally, the Bank has investments in Federal Home Loan Bank stock and other equity securities, which are classified as "available for sale."

The following table shows the amortized cost (in thousands) of the Corporation's securities held to maturity at December 31, 2004.

                                          2004           2003           2002
===============================================================================

Federal agency obligations             $   69,400
Mortgage-backed securities                 43,024     $      250     $      436
-------------------------------------------------------------------------------
Amortized cost                         $  112,424     $      250     $      436
===============================================================================

The following table shows the estimated fair value (in thousands) of the Corporation's securities available for sale at December 31, 2004.


                                          2004           2003           2002
===============================================================================

U.S. government obligations                           $    7,611     $       26
Federal agency obligations             $  114,226        183,152         49,531
Mortgage-backed securities                 37,195         40,901         73,938
Municipal bonds                             1,620          1,638            984
Equity securities                           2,364          2,932          3,558
-------------------------------------------------------------------------------
Estimated fair value                      155,405        236,234        128,037
Gross unrealized (gain) loss on
     securities available for sale            167         (1,050)        (3,762)
-------------------------------------------------------------------------------

Amortized cost                         $  155,572     $  235,184     $  124,275
===============================================================================

INVESTMENT SECURITIES PORTFOLIO
MATURITIES AND YIELDS The following table sets forth the scheduled maturities, amortized cost and weighted average yields for the Bank's investment securities at December 31, 2004.

                               Within 1 Year        1 to 5 Years        5 to 10 Years        After 10-Years           Total
                            Average  Amortized   Average  Amortized   Average  Amortized   Average  Amortized   Average  Amortized
                             Yield     Cost       Yield     Cost       Yield     Cost       Yield     Cost       Yield     Cost
=================================================================================================================================
Federal agency obligations   1.64%   $    268     4.18%   $ 31,953     4.76%   $151,291                          4.65%   $183,512
Mortgage-backed securities   4.01       4,154     3.99      17,018     4.25      17,374     4.31%   $ 42,058     4.21      80,604
Municipal bonds                                   4.71         612     4.20         609     4.05         335     4.37       1,556
---------------------------------------------------------------------------------------------------------------------------------
Total debt securities        3.86%   $  4,422     4.12%   $ 49,583     4.70%   $169,274     4.31%   $ 42,393     4.52%   $265,672
=================================================================================================================================

The weighted average yield for the above securities has been computed by dividing annualized interest income, including the accretion of discount and the amortization of premiums, by the book value of securities outstanding. For purposes of the above table, mortgage-backed securities are distributed using contractual maturity dates.

DEPOSIT ACTIVITY AND OTHER SOURCES OF FUNDS
GENERAL
Deposits, borrowings, scheduled amortization and prepayments of loan principal, maturities, and calls of investments securities and funds provided by operations are the Bank's primary sources of funds for use in lending, investing and for other general purposes. See "Management's Discussion and Analysis - Liquidity and Capital Resources."

DEPOSITS
The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank currently offers regular statement savings deposits, interest-bearing demand accounts, non-interest-bearing demand accounts, money market accounts and time deposits.

Deposit flows are influenced significantly by general and local economic conditions, changes in prevailing interest rates, pricing of deposits and competition. The Bank's deposits are primarily obtained from areas surrounding its offices and the Bank relies primarily on paying competitive rates, service and long-standing relationships with customers to attract and retain these deposits. The Bank does not use brokers to obtain deposits.

When the Bank determines its deposit rates, it considers local competition, U.S. Treasury securities offerings, and the rates charged on other sources of funds. Core deposits (defined as savings deposits, money market accounts, demand accounts and other interest bearing accounts) represented 86% of total deposits on December 31, 2004. At December 31, 2004, time deposits with remaining terms to maturity of less than one year amounted to $211.6 million.

The following table sets forth the average of, and average rates paid on, various classifications of deposits.

                                  2004                2003                2002
(Dollars in thousands)     Amount     Rate     Amount     Rate     Amount     Rate
==================================================================================
Savings                   $ 96,845     .49%   $ 98,934     .67%   $101,269    1.42%
NOW                         31,371     .26      30,625     .20      28,335     .43
Money market                36,507    1.10      38,174    1.19      34,403    2.14
Certificates of deposit     66,272    3.00      54,446    3.28      59,104    3.41
Other time deposits        262,258    2.90     240,355    3.24     242,242    4.07
----------------------------------------------------------------------------------
                           493,253    2.14%    462,534    2.33%    465,353    3.05%
Demand deposits             84,005              74,617              71,956
----------------------------------------------------------------------------------

                          $577,258            $537,151            $537,309
==================================================================================

Certificates of deposit of $100,000 and over at December 31, 2004 had the following maturities:

                             3 Months      3 to 6       6 to 12    1 Year to
(Dollars in thousands)        or Less      Months        Months     5 Years       Total
=========================================================================================
Totals                       $ 21,166     $ 10,077     $ 16,460     $ 27,743     $ 75,446
=========================================================================================

BORROWINGS
In addition to deposits, borrowings from the Federal Home Loan Bank of Boston (the "FHLB") are available as an additional source of funds to finance the Bank's lending and investing activities. The FHLB functions as a central reserve bank providing credit to its members. As a member, the Bank is required to own capital stock in the FHLB and may apply for advances on the security of such capital stock and certain of its mortgage loans and other assets. At December 31, 2004, the Bank had the ability to borrow a total of approximately $146.9 million from the FHLB and had outstanding advances totaling $80.7 million.

The following table summarizes short-term borrowings, which generally mature daily. Average interest rates during each year were computed by dividing total interest expense by the average amount borrowed.

(Dollars in Thousands)                            2004        2003         2002
=================================================================================
Balance at year-end                             $37,431      $46,947      $15,302
Average amount outstanding                       26,468       14,864       21,279
Maximum amount outstanding at any month-end      48,559       46,947       49,009
Average interest rate for the year                  .84%         .57%        1.43%
Average interest rate on year-end balance          1.58%        0.86         0.76

The Corporation maintains a revolving line of credit with Bankers' Bank Northeast of $2,000,000 and a Federal Funds agreement with Bank of America to purchase up to $6,000,000 of Federal Funds that are renewed annually. There were no amounts oustanding against either agreement as of December 31, 2004 or 2003.

WEALTH MANAGEMENT
The Bank has a Wealth Management Division which is comprised of four key areas: trust and investments, qualified plans, financial and estate planning and a private clients group. The Bank specializes in assisting individuals, non-profit organizations and corporations with investable assets of $150,000 or more. As of December 31, 2004, the Wealth Management Division of the Bank held property and investments amounting to $165,501,000. The Bank holds these investments in a fiduciary or agency capacity and thus such amounts are not included in the financial statements of the Bank or deemed to be assets of the Bank. At December 31, 2004, this division of the Bank generated $649,000 in fees.

The Bank offers its customers an investment management account through which investment professionals employed by the Bank oversee the customer's portfolio and are responsible for buying and selling securities on the customer's behalf. If a customer elects to have their account invested in equity instruments, the Bank's investment supervision involves four (4) interrelated groups:
         o VALUE LINE INVESTMENT SURVEY is an independent, weekly investment advisory service registered with the United States Securities and Exchange Commission, which is not controlled by, nor affiliated with, any bank, broker or insurance company. Value Line covers a broad field of stocks (about 1,700 in 92 different industries), accounting for about 96% of the trading volume on all the stock exchanges.
         o FELDMAN SECURITIES GROUP specializes in providing custom-tailored investment programs to meet the objectives of each client by applying a conservative and disciplined investment philosophy, while monitoring portfolio asset allocations and securities. Feldman seeks to invest in high quality companies that have demonstrated the ability to produce superior rates of return for shareholders compounded over long periods of time, using the financial strength, earning power and valuation of the equity company.
         o NORTHERN TRUST is one of the world's leading investment managers and seeks to deliver consistently above-benchmark returns with controlled risk through its disciplined process, innovation and insight. Northern Trust supplies the Bank with a bond market outlook, equity strategy, currently attractive issued, company reports, portfolio guidelines and an economic outlook, review and forecast.
         o THE WESTBANK TRUST COMMITTEE oversees the recommendations of the research providers with a solid, disciplined philosophy that will strive to protect the principle of client portfolios. With this philosophy, a portfolio will not go down as quickly as the indices in a down market, while understanding that a portfolio will not go up as fast in an up market. The Trust Committee's recommendations are designed to provide consistent returns for client portfolios.

SUBSIDIARY ACTIVITIES
The Corporation has three Delaware trust subsidiaries, Westbank Capital Trust I, Westbank Capital Trust II and Westbank Capital Trust III. Each is used solely for the purpose of trust preferred financing as described in Note 7 of the financial statements. Westbank Capital Trust I was dissolved after its capital securities were redeemed on September 30, 2004.

Park West Securities Corporation, a Massachusetts corporation, and PWB&T, Inc., a Massachusetts corporation, are wholly owned subsidiaries of the Bank.

EMPLOYEES
As of December 31, 2004, the Corporation and its subsidiaries had the equivalent of 170 full-time officers and staff.

FEDERAL AND STATE TAXATION

FEDERAL
GENERAL
For federal income tax purposes, the Corporation and its subsidiaries on a consolidated basis report income on the basis of a taxable year ending December 31, using the accrual method of accounting, and are generally subject to federal income taxation in the same manner as other corporations. The Corporation and the Bank constitute an affiliated group of corporations and, therefore, are eligible to report their income on a consolidated basis.

DISTRIBUTIONS
To the extent that the Bank makes "non-dividend distributions" to the Corporation, such distributions will be considered to result in distributions from unrecaptured tax bad debt reserve as of December 31, 1987 (our "base year reserve"), to the extent thereof and then from supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in income. Non-dividend distributions include distributions in excess of current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. Dividends paid out of current or accumulated earnings and profits will not be included in income.

The amount of additional income created from a non-dividend distribution is equal to the lesser of the base year reserve and supplemental reserve for losses on loans or an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, in some situations, approximately one and one-half times the non-dividend distribution would be included in gross income for federal income tax purposes, assuming a 34% federal corporate income tax rate. The Bank does not intend to pay dividends that would result in the recapture of any portion of the bad debt reserves.

CORPORATE ALTERNATIVE MINIMUM TAX
The Internal Revenue Code of 1986, as amended (the "Code"), imposes a tax on alternative minimum taxable income at a rate of 20%. Only 90% of alternative minimum taxable income can be offset by net operating loss carryovers of which we currently have none. Alternative minimum taxable income is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. The Corporation has not been subject to a tax on alternative minimum taxable income during the past five years.

ELIMINATION OF DIVIDENDS; DIVIDENDS RECEIVED DEDUCTION
The Corporation may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.

STATE
The Bank files Massachusetts Financial Institution excise tax returns. Generally, the income of financial institutions in Massachusetts, which is calculated based on federal taxable income, subject to certain adjustments, is subject to Massachusetts tax.

The Corporation is also required to file a Massachusetts income tax return and is generally subject to a state income tax rate that is the same tax rate as the tax rate for financial institutions in Massachusetts. However, Park West Securities Corporation and PWB&T, Inc. are taxed at a rate that is currently lower than income tax rates for commercial banks in Massachusetts.

The Commonwealth of Massachusetts enacted legislation that clarified the real estate investment trust ("REIT") dividend-received deduction (the "Deduction") between a bank and its subsidiary operating as a REIT for years ending on or after December 31, 1999. On February 4, 2003, the Bank received a Notice of Assessment (the "Notice") from the Commonwealth of Massachusetts' Department of Revenue ("DOR"), notifying the Bank of the DOR's intent to disallow the Deduction for the Bank and its subsidiary, Park West REIT.

As of December 31, 2002, the Corporation included a reserve on its financial statements in the amount of $706,000, the estimated liability for tax years 2000, 2001 and 2002 if the Deduction was actually disallowed. On June 19, 2003, however, as part of a collective settlement with the DOR involving other Massachusetts banks, the Bank reached an agreement with the DOR pursuant to which the Bank agreed to pay all sums due in settlement of all claims regarding the Deduction, including interest and penalties. The settlement was reached on June 23, 2003 in the amount of $500,175, including interest.

In light of the Commonwealth of Massachusetts' legislation repealing the Deduction, the Corporation determined to dissolve Park West REIT and distribute its assets to its shareholders, which process was completed as of February 9, 2004.

REGULATION

GENERAL
The Bank is a Massachusetts-chartered commercial bank and trust company, and its deposit accounts are insured up to applicable limits by the Bank Insurance Fund of the FDIC. The Bank is subject to extensive regulation, examination and supervision by the Commonwealth of Massachusetts Division of Banks (the "Division") as its primary corporate regulator, and by the FDIC as its deposit insurer and primary federal regulator.

The Corporation, as a bank holding company which holds 100% of the voting stock of the Bank, is subject to the Bank Holding Company Act of 1956, as amended (the "BHCA"), and the rules and regulations of the Federal Reserve Board (the "FRB") under the BHCA. The Bank and the Corporation are additionally subject to the provisions of the Massachusetts General Laws applicable to commercial bank and trust companies and other depository institutions and their holding companies and applicable regulations of the Division. The Corporation is also subject to the rules and regulations of the SEC as the common stock of the Corporation is registered with the SEC and is quoted on the Nasdaq National Market.

Any change in such laws and regulations, whether by the Division, the FDIC, the FRB or the SEC or through legislation, could have a material adverse impact on the Corporation and the Bank and their operations and stockholders.

REGULATION OF THE BANK

MASSACHUSETTS BANKING REGULATION
GENERAL
The Bank is subject to Massachusetts statute and the rules and regulations of the Division establishing the powers of the Bank, investment limitations and minimum standards relative to the security and protection of the Bank for the benefit of Bank employees and the general public.

LOANS-TO-ONE-BORROWER LIMITATIONS
With specified exceptions, the total obligations of a single borrower to a Massachusetts-chartered commercial bank and trust company may not exceed 20% of stockholders' equity. A commercial bank and trust company may lend additional amounts up to 100% of its retained earnings account if secured by collateral meeting the requirements of the Massachusetts banking laws. The Bank currently complies with applicable loans-to-one-borrower limitations.

DIVIDENDS
Under the Massachusetts banking laws, a commercial bank and trust company may, subject to several limitations, declare and pay a dividend on its capital stock out of the Bank's net profits. A dividend may not be declared, credited or paid by a stock trust company so long as there is any impairment of capital stock. No dividend may be declared on the Bank's common stock for any period other than for which dividends are declared upon preferred stock, except as authorized by the Commissioner of the Division. The approval of the Commissioner is also required for a commercial bank and trust company to declare a dividend, if the total of all dividends declared by the commercial bank and trust company in any calendar year shall exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock.

In addition, federal law may also limit the amount of dividends that may be paid by the Bank. See "- Federal Banking Regulation - Prompt Corrective Action."

EXAMINATION AND ENFORCEMENT
The Division is required to periodically examine commercial bank and trust companies at least once every calendar year or at least once each 18-month period if the commercial bank and trust company qualifies as well capitalized under the prompt corrective action provisions of the Federal Deposit Insurance Act. See "- Federal Banking Regulation - Prompt Corrective Action."

COMMUNITY REINVESTMENT ACT
The Bank is subject to provisions of the Massachusetts Community Reinvestment Act, which are similar to those imposed by the federal Community Reinvestment Act with the exception of the assigned exam ratings. Massachusetts banking law provides for an additional exam rating of "high satisfactory" in addition to the federal Community Reinvestment Act ratings of "outstanding," "satisfactory," "needs to improve" and "substantial noncompliance." The Division is required to consider a bank's Massachusetts Community Reinvestment Act rating when reviewing the Bank's application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of any such application. The Massachusetts Community Reinvestment Act requires the Division to assess a bank's compliance and to make such assessment available to the public. The Bank's latest Massachusetts Community Reinvestment Act rating, from an exam dated June 21, 2001, was a rating of "Satisfactory."

FEDERAL BANKING REGULATIONS

CAPITAL REQUIREMENTS
FDIC regulations require Bank Insurance Fund-insured banks, such as the Bank, to maintain minimum levels of capital. The FDIC regulations define two classes of capital known as Tier 1 and Tier 2 capital.

The FDIC regulations establish a minimum leverage capital requirement for banks in the strongest financial and managerial condition, with a rating of 1 (the highest examination rating of the FDIC for banks) under the Uniform Financial Institutions Rating System, of not less than a ratio of 3.0% of Tier 1 capital to total assets. For all other banks, the minimum leverage capital requirement is 4.0%, unless the particular circumstances or risk profile of the depository institution warrants a higher leverage capital ratio.

The FDIC regulations also require that banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of a ratio of total capital (which is defined as the sum of Tier 1 capital and Tier 2 capital) to risk-weighted assets of at least 8% and a ratio of Tier 1 capital to risk-weighted assets of at least 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item.

The federal banking agencies, including the FDIC, have also adopted regulations to require an assessment of an institution's exposure to declines in the economic value of a bank's capital due to changes in interest rates when assessing the Bank's capital adequacy. Under such a risk assessment, examiners will evaluate a bank's capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors.

Institutions with significant interest rate risk may be required to hold additional capital. The agencies also issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies' evaluation of interest rate risk in connection with capital adequacy. The Bank was considered "well-capitalized" under FDIC guidelines at December 31, 2004.

ACTIVITY RESTRICTIONS ON STATE-CHARTERED BANKS
Section 24 of the Federal Deposit Insurance Act ("FDIA"), as amended, which was added by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), generally limits the activities and investments of state-chartered FDIC insured banks and their subsidiaries to those permissible for national banks and their subsidiaries, unless such activities and investments are specifically exempted by Section 24 or consented to by the FDIC.

Before making a new investment or engaging in a new activity not permissible for a national bank or not otherwise permissible under Section 24 of the FDIC regulations thereunder, an insured bank must seek approval from the FDIC to make such investment or engage in such activity. The FDIC will not approve the activity unless the Bank meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the FDIC insurance funds.

ENFORCEMENT
The FDIC has extensive enforcement authority over insured state-chartered commercial bank and trust companies, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state bank if that bank is "critically undercapitalized." For this purpose, "critically undercapitalized" means having a ratio of tangible capital to total assets of less than 2%. The FDIC may also appoint a conservator or receiver for a state bank on the basis of the institution's financial condition or upon the occurrence of certain events.

DEPOSIT INSURANCE
Pursuant to FDICIA, the FDIC established a system for setting deposit insurance premiums based upon the risks a particular institution poses to its deposit insurance fund. Under the risk-based deposit insurance assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the most recent quarterly report filed with the applicable bank regulatory agency prior to the assessment period. The three capital categories are: (1) well capitalized, (2) adequately capitalized and (3) undercapitalized, using capital ratios that are substantially similar to the prompt corrective action capital ratios discussed below. See "-Federal Banking Regulation - Prompt Corrective Action" below. The FDIC also assigns an institution to a supervisory subgroup based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including the Bank.

Under the FDIA, the FDIC may terminate the insurance of an institution's deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

TRANSACTIONS WITH AFFILIATES OF THE BANK
Transactions between an insured bank, such as the Bank, and any of its affiliates are governed by Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the Bank. A subsidiary of a bank that is not also a depository institution is not treated as an affiliate of the Bank for purposes of Sections 23A and 23B.

Section 23A:

o limits the extent to which the Bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such bank's capital stock and retained earnings, and limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and retained earnings; and
o requires that all such transactions be on terms that are consistent with safe and sound banking practices.

The term "covered transaction" includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. Further, most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amounts. In addition, any covered transaction by a bank with an affiliate and any purchase of assets or services by a bank from an affiliate must be on terms that are substantially the same, or at least as favorable to the Bank, as those that would be provided to a non-affiliate.

Effective April 1, 2003, the Federal Reserve Board, or FRB, rescinded its interpretations of Sections 23A and 23B of the FRA and replaced these interpretations with Regulation W. In addition, Regulation W makes various changes to existing law regarding Sections 23A and 23B, including expanding the definition of what constitutes an affiliate subject to Sections 23A and 23B and exempting certain subsidiaries of state-chartered banks from the restrictions of Sections 23A and 23B. We do not expect that the changes made by Regulation W will have a material adverse effect on our business.

The Bank's authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank's capital. The regulations allow small discounts on fees on residential mortgages for directors, officers and employees. In addition, extensions for credit in excess of certain limits must be approved by the Bank's Board of Directors.

Section 402 of the Sarbanes-Oxley Act of 2002 prohibits the extension of personal loans to directors and executive officers of issuers (as defined in Sarbanes-Oxley). The prohibition, however, does not apply to loans advanced by an insured depository institution, such as The Bank, that are subject to the insider lending restrictions of Section 22(h) of the Federal Reserve Act.

COMMUNITY REINVESTMENT ACT
Under the Community Reinvestment Act ("CRA"), any insured depository institution, including the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the FDIC, in connection with its examination of a commercial bank and trust company, to assess the depository institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications for additional branches and acquisitions.

The CRA requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system and requires public disclosure of an institution's CRA rating. The Bank received a "Satisfactory" rating on its last CRA exam on April 1, 2004.

SAFETY AND SOUNDNESS STANDARDS
Pursuant to the requirements of the FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, each federal banking agency, including the FDIC, has adopted guidelines establishing general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder.

In addition, the FDIC adopted regulations to require a bank that is given notice by the FDIC that it is not satisfying any of such safety and soundness standards to submit a compliance plan to the FDIC. If, after being so notified, a bank fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the FDIC may issue an order directing corrective and other actions of the types to which a significantly undercapitalized institution is subject under the "prompt corrective action" provisions of the FDICIA. If a bank fails to comply with such an order, the FDIC may seek to enforce such an order in judicial proceedings and to impose civil monetary penalties.

PROMPT CORRECTIVE ACTION
The FDICIA also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. The FDIC, as well as the other federal banking regulators, adopted regulations governing the supervisory actions that may be taken against undercapitalized institutions. The regulations establish five categories, consisting of "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank's capital decreases within the three undercapitalized categories. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the Bank would be undercapitalized.

FEDERAL RESERVE SYSTEM
Under Federal Reserve Board regulations, the Bank is required to maintain noninterest-earning reserves against its transaction accounts. Current Federal Reserve Board regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $47.6 million or less, subject to adjustment by the Federal Reserve Board. Total transaction accounts in excess of $47.6 million are required to have a reserve of 10% held against them, which are also subject to adjustment by the Federal Reserve Board. The first $7.0 million of otherwise reservable balances, subject to adjustments by the Federal Reserve Board, are exempted from the reserve requirements. The Bank is in compliance with these requirements. Because required reserves must be maintained in the form of either vault cash, a noninterest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank's interest-earning assets.

FEDERAL HOME LOAN BANK SYSTEM
The Bank is a member of the Federal Home Loan Bank system, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank of Boston (the "FHLB"), is required to acquire and hold shares of capital stock in the FHLB in an amount equal to at least 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2004 of $6.4 million. The Federal Home Loan Banks are required to provide funds for certain purposes including contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.

THE USA PATRIOT ACT
In response to the events of September 11th, 2001, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to The Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

o Pursuant to Section 352, ALL financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and
   (iv) an independent audit function to test the anti-money laundering program.

o Pursuant to Section 326, on May 9, 2003, the Secretary of the Department of Treasury, in conjunction with other bank regulators, issued Joint Final Rules that provide for minimum standards with respect to customer identification and verification. These rules became effective on October 1, 2003.

o Section 312 requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

o Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

o Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

HOLDING COMPANY REGULATION

FEDERAL REGULATION
CAPITAL REQUIREMENTS
The FRB has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The FRB capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets, with at least one-half of that amount consisting of Tier I, or core capital, and up to one-half of that amount consisting of Tier II, or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier I capital), less goodwill and, with certain exceptions, intangibles. Tier II capital generally consists of hybrid capital instruments; perpetual preferred stock that is not eligible to be included as Tier I capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the bulk of assets which are typically held by a bank holding company, including multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Single-family residential first mortgage loans which are not past-due (90 days or more) or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

In addition to the risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital to total assets of 3.0%. Total assets for this purpose does not include goodwill and any other intangible assets and investments that the FRB determines should be deducted from Tier I capital. The FRB has announced that the 3.0% Tier I leverage capital ratio requirement is the minimum for the top-rated bank holding companies without any supervisory, financial or operational weaknesses or deficiencies or those that are not experiencing or anticipating significant growth. Other bank holding companies are expected to maintain Tier I leverage capital ratios of at least 4.0% to 5.0% or more, depending on their overall condition.

The Corporation is in compliance with the above-described FRB regulatory capital requirements.

ACTIVITIES
The BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, without prior approval of the FRB. No approval under the BHCA is required, however, for a bank holding company already owning or controlling 50% of the voting shares of a bank to acquire additional shares of such bank.

The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. Under the BHCA, the FRB is authorized to approve the ownership of shares by a bank holding company in any company, the activities of which the FRB has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. In making such determinations, the FRB is required to weigh the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

In addition, a bank holding company which does not qualify and elect to be treated as a financial holding company under the Gramm-Leach-Bliley Financial Services Modernization Act is generally prohibited from engaging in, or acquiring, direct or indirect control of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the FRB to be so closely related to banking or managing or controlling banks as to be permissible. Bank holding companies that do qualify as a financial holding company may engage in activities that are financial in nature or incident to activities which are financial in nature. Bank holding companies may qualify to become a financial holding company if it meets certain criteria set forth by the FRB.

Beginning June 1, 1997, the Interstate Banking Act permitted federal banking agencies to approve merger transactions between banks located in different states, regardless of whether the merger would be prohibited under the law of the two states. The Interstate Banking Act also permitted a state to "opt in" to the provisions of the Interstate Banking Act before June 1, 1997, and permitted a state to "opt out" of the provisions of the Interstate Banking Act by adopting appropriate legislation before that date. Accordingly, beginning June 1, 1997, the Interstate Banking Act permitted a bank, such as the Bank, to acquire an institution by merger in a state other than Massachusetts unless the other state had opted out of the Interstate Banking Act. The Interstate Banking Act also authorizes de novo branching into another state if the host state enacts a law expressly permitting out of state banks to establish such branches within its borders.

MASSACHUSETTS REGULATION
The Corporation as a Massachusetts-chartered corporation is governed by the Massachusetts Business Corporation Law and the Corporation's Articles of Organization and Bylaws. Under the Massachusetts banking laws, a company owning or controlling two or more banking institutions, including a savings bank, is regulated as a bank holding company. The Corporation or the Bank would become a Massachusetts bank holding company if the Corporation acquired a second banking institution and operated it separately from the Bank or the Bank acquired a banking institution.

ACQUISITION OF THE CORPORATION OR THE BANK
FEDERAL RESTRICTIONS Under the federal Change in Bank Control Act, any person (including a company), or group acting in concert, seeking to acquire control of the Corporation or the Bank will be required to submit prior notice to the FRB. Under the Change in Bank Control Act, the FRB has 60 days within which to act on such notices, taking into consideration factors, including the financial and managerial resources of the acquirer, the convenience and needs of the communities served by the Corporation and the Bank, and the anti-trust effects of the acquisition. The term "control" is defined generally under the BHCA to mean the ownership or power to vote 25% or more of any class of voting securities of an institution or the ability to control in any manner the election of a majority of the institution's directors. Additionally under the Bank Merger Act sections of the Federal Deposit Insurance Act, the prior approval of an insured institution's primary federal regulator is required for an insured institution to merge with or transfer assets to another insured institution or an uninsured institution.

THE SARBANES-OXLEY ACT
On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from the type of corporate wrongdoing that occurred in Enron, WorldCom and similar companies. The Sarbanes-Oxley Act's principal legislation includes:

o  the creation of an independent accounting oversight board;

o auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;

o additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

o the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

o an increase in the oversight of, and enhancement of, certain requirements relating to audit committees of public companies and how they interact with the Corporation's independent auditors;

o requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

o requirement that companies disclose whether at least one member of the committee is an "audit committee financial expert" (as such term is defined by the Securities and Exchange Commission) and if not, why not;

o expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

o a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

o disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

o  mandatory disclosure by analysts of potential conflicts of interest; and

o  a range of enhanced penalties for fraud and other violations.

Although the Corporation has and will continue to incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, such compliance will not have a material impact on its results of operations or financial condition.

FEDERAL SECURITIES LAW
The Corporation's common stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Thus, the Corporation is subject to information, proxy solicitation, insider trading restrictions, and other requirements under the Exchange Act.

ITEM 2     PROPERTIES
---------------------

The Corporation had one principal banking subsidiary, Westbank, which operates eighteen banking offices located in Massachusetts and Connecticut, as follows:

         =======================================================================================
                            LOCATION             OWNED            LEASED            TOTAL
         ---------------------------------------------------------------------------------------
         MASSACHUSETTS
             Agawam (Feeding Hills)                                  1                1
             Chicopee                              1                                  1
             Chicopee - supermarket                                  1                1
             East Longmeadow                       1                                  1
             East Longmeadow - supermarket                           1                1
             Holyoke                               1                                  1
             Ludlow                                1                                  1
             Southwick                                               1                1
             Webster                                                 1                1
             West Springfield                      2                 1                3
             Westfield                             1                                  1
             Westfield - supermarket                                 1                1
         CONNECTICUT
             Danielson                             1                                  1
             Putnam                                1                 1                2
             Woodstock                                               1                1
         ---------------------------------------------------------------------------------------
                             TOTALS                9                 9               18
         =======================================================================================

All banking offices except the one in Holyoke, Massachusetts, and the supermarket offices have drive-in facilities and twenty-four hour automated teller machines.

Title to the properties described as owned in the foregoing table is held by Westbank with warranty deed with no material encumbrances. Westbank owns, with no material encumbrances, land adjacent to the main office that is available for parking and, through a subsidiary, also owns one other property adjacent to the main office consisting of land also used as a parking lot.

ITEM 3     LEGAL PROCEEDINGS
----------------------------

Certain litigation is pending against the Corporation and its subsidiaries. Management, after consultation with legal counsel, does not anticipate that any liability arising out of such litigation will have a material effect on the Corporation's Financial Statements.



ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

                                     PART II
                                     -------

ITEM 5     MARKET FOR CORPORATION'S COMMON STOCK, RELATED
---------------------------------------------------------
           STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
           -------------------------------------------------------------

Reference is made to the inside back cover of the Corporation's Annual Report to Stockholders for the year ended December 31, 2004, wherein this subject is covered.

SHARE REPURCHASE PLAN
During the fourth quarter of 2003 the Board of Directors approved a new stock repurchase program of up to 5% of the Corporation's stock. The value of the 5% stock of the Corporation at the time of the announcement was approximately $3,800,000. The following table summarizes repurchases of Westbank Corporation's stock for the three months ended December 31, 2004.

                                                                        Total Number of Shares    Maximum Number of
                                                                         Purchased as Part of   Shares that May Yet Be
                             Total Number of       Average Price Paid     Publicly Announced     Purchased Under the
         Period             Shares Purchased           Per Share           Plans or Programs      Plans or Programs
         ------             ----------------           ---------           -----------------      -----------------
      October 2004                  600                  $21.16                  29,750                188,154
     November 2004                  700                   18.73                  30,450                187,454
     December 2004
-----------------------------------------------------------------------------------------------------------------------
         Total                    1,300                  $19.85
=======================================================================================================================

ITEM 6     SELECTED FINANCIAL DATA
----------------------------------

Reference is made to the Corporation's Annual Report to Stockholders for the year ended December 31, 2004, wherein this subject is covered and is hereby incorporated by reference.



ITEM 7     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
--------------------------------------------------
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ---------------------------------------------

Reference is made to the Corporation's Annual Report to Stockholders for the year ended December 31, 2004, wherein this subject is covered and is hereby incorporated by reference.



ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
---------------------------------------------------------------------

Reference is made to the Corporation's Annual Report to Stockholders for the year ended December 31, 2004, wherein the subject matter is covered.


ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------------------------------------------------------

Reference is made to the Corporation Annual Report to Stockholders for the year ended December 31, 2004, wherein this subject is covered, and is hereby incorporated by reference.


ITEM 9     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
--------------------------------------------------------
           ON ACCOUNTING AND FINANCIAL DISCLOSURE
           --------------------------------------

                           NONE

                               -------------------





ITEM 9A    CONTROLS AND PROCEDURES
----------------------------------

As of the end of the period covered by this report, management of the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's principal executive officer and principal financial officer, of the effectiveness of the Corporation's disclosure controls and procedures. Based on this evaluation, the Corporation's principal executive officer and principal financial officer concluded that the Corporation's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in reports that it files or submits under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. It should be noted that the design of the Corporation's disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. The Corporation's principal executive and financial officers have concluded that the Corporation's disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

The report of management on the Corporation's internal control over financial reporting and the attestation report of the Corporation's registered public accounting firm are both incorporated by reference from the Annual Report to Stockholders for the year ended December 31, 2004.

There have been no changes in the Corporation's internal control over financial reporting (to the extent that elements of internal control over financial reporting are subsumed within disclosure controls and procedures) identified in connection with the evaluation described in the above paragraph that occurred during the Corporation's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.



ITEM 9B    OTHER INFORMATION
----------------------------

None

                                    PART III
                                    --------

ITEM 10    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------------------------------------------------------------

Reference is made to the Corporation's Proxy Statement to Stockholders for the 2005 Annual Meeting scheduled for April 20, 2005, wherein this subject is covered, and is hereby incorporated by reference.



ITEM 11    EXECUTIVE COMPENSATION
---------------------------------

Reference is made to the Corporation's Proxy Statement to Stockholders for the 2005 Annual Meeting scheduled for April 20, 2005, wherein this subject is covered, and is hereby incorporated by reference.



ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
----------------------------------------------------------
           AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS
           -----------------------------------------------

Reference is made to the Corporation's Proxy Statement to Stockholders for the 2005 Annual Meeting scheduled for April 20, 2005, wherein this subject is covered, and is hereby incorporated by reference.

The following table sets forth certain information as of December 31, 2004 concerning outstanding awards and securities available for future issuance pursuant to the Corporation's equity compensation plans.

  ------------------------------------------------------------------------------------------------------------------
                                             (a)                         (b)                        (c)
                                                                                            Number of securities
                                                                                           remaining available for
                                                                                            future issuance under
                                  Number of securities to be       Weighted-average          equity compensation
                                   issued upon exercise of        exercise price of           plans, excluding
                                     outstanding options,        outstanding options,      securities reflected in
          Plan category              warrants and rights         warrants and rights             Column (a)
  ------------------------------------------------------------------------------------------------------------------
  Equity compensation plans
  approved by security holders:

      Stock option                          562,020                     $10.81                     20,948

      Restricted stock plan                  92,505                     $19.30                      N/A

  Equity compensation plans
  not approved by security                      N/A                      N/A                        N/A
  holders
  ------------------------------------------------------------------------------------------------------------------

  Total                                     654,525                     $12.01                     20,948
  ==================================================================================================================

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------

Reference is made to the Corporation's Proxy Statement to Stockholders for the 2005 Annual Meeting scheduled for April 20, 2005, wherein this subject is covered under the caption, "Beneficial Ownership of Stock and Executive Compensation - Miscellaneous", and is hereby incorporated by reference.



ITEM 14    PRINCIPAL ACCOUNTING FEES AND SERVICES
-------------------------------------------------

Reference is made to the Corporation's Proxy Statement for stockholders for the 2005 Annual Meeting scheduled for April 20, 2005, wherein this subject is covered, and is hereby incorporated by reference.




                                      III-1

                                     PART IV
                                     -------


ITEM 15    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
-----------------------------------------------------


The following documents are filed as a part of this report:

1.       Financial Statements

           The following financial statements are incorporated into this Annual Report on Form 10-K by reference to the Corporation's Annual Report to Stockholders for the year ended December 31, 2004:

           WESTBANK CORPORATION
           --------------------

           Independent Auditors' Reports
           Consolidated Balance Sheets at December 31, 2004 and 2003 Consolidated Statements of Income for the years ended
                December 31, 2004, 2003 and 2002
           Consolidated Statements of Stockholders' Equity from
                January 1, 2002 to December 31, 2004
           Consolidated Statements of Comprehensive Income for the
                years ended December 31, 2004, 2003 and 2002
           Consolidated Statements of Cash Flows for the years ended
                December 31, 2004, 2003 and 2002
           Notes to Consolidated Financial Statements


2.       Financial Statement Schedules

           Financial Statement Schedules are omitted because they are inapplicable or not required.

3.       Exhibits

           See accompanying Exhibit Index.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           WESTBANK CORPORATION


                                       By: /s/ Donald R. Chase
                                           -------------------------------------
                                           Donald R. Chase
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


Signature                         Title                           Date
-------------------------------------------------------------------------------

                                  PRESIDENT AND
/s/ Donald R. Chase               CHIEF EXECUTIVE OFFICER         March 9, 2005
------------------------------
Donald R. Chase

                                  CHAIRMAN OF THE BOARD
/s/ Ernest N. Laflamme, Jr.       AND DIRECTOR                    March 9, 2005
------------------------------
Ernest N. Laflamme, Jr.

                                  TREASURER AND
/s/ John M. Lilly                 CHIEF FINANCIAL OFFICER         March 9, 2005
------------------------------
John M. Lilly


/s/ Roland O. Archambault         DIRECTOR                        March 9, 2005
------------------------------
Roland O. Archambault


/s/ Mark A. Beauregard            DIRECTOR                        March 9, 2005
------------------------------
Mark A. Beauregard


/s/ David R. Chamberland          DIRECTOR                        March 9, 2005
------------------------------
David R. Chamberland


/s/ G. Wayne McCary               DIRECTOR                        March 9, 2005
------------------------------
G. Wayne McCary


/s/ Robert J. Perlak              CORPORATE CLERK AND DIRECTOR    March 9, 2005
------------------------------
Robert J. Perlak


/s/ George R. Sullivan            DIRECTOR                        March 9, 2005
------------------------------
George R. Sullivan


/s/ James E. Tremble              DIRECTOR                        March 9, 2005
------------------------------
James E. Tremble

                                  EXHIBIT INDEX

                                                                                      Page No.
                                                                                      --------
   2.1   Stock Purchase Agreement dated April 12, 1999 among
         Lake Sunapee Bank F.S.B., Mascoma Savings Bank and Cargill Bank                  ****

   2.2   Purchase and Assumption Agreement dated April 12, 1999 among
         Lake Sunapee Bank F.S.B., Mascoma Savings Bank and Cargill Bank                  ****

   2.3   Asset and Liability Agreement dated April 12, 1999 among
         Lake Sunapee Bank F.S.B., Mascoma Savings Bank and Cargill Bank                  ****

   3.    Articles of Organization and By-Laws, as amended                                   **
         (a) Articles of Organization, as amended                                            *
         (b) By-Laws, as amended                                                             *

   4.1   Floating Rate Junior Subordinated Deferrable Interest Debentures
         issues by Westbank Corporation to Wilmington Trust Company
         dated September 20, 2004                                                          ***

   4.2   Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures
         issued by Westbank Corporation to Wilmington Trust Company
         dated September 20, 2004                                                          ***

  10.1   Employment Agreement with Donald R. Chase                                       *****

  10.2   Form of Change of Control Agreement                                             *****

  10.3   Indenture by and between Westbank Corporation and Wilmington Trust
         Company, as Trustee, dated September 20, 2004 for Floating
         Rate Junior Subordinated Deferrable Interest Debentures                        ******

  10.4   Indenture by and between Westbank Corporation and Wilmington Trust
         Company, as Trustee, dated September 20, 2004 for Fixed/
         Floating Rate Junior Subordinated Deferrable Interest Debentures              *******

  10.5   Guarantee Agreement by and between Westbank Corporation
         and Wilmington Trust Company dated September 20, 2004                        ********

  10.6   Guarantee Agreement by and between Westbank Corporation
         and Wilmington Trust Company dated September 20, 2004                       *********

  10.21  1985 Incentive Stock Option Plan for key employees                         **********

  10.16  1995 Directors' Stock Incentive Plan                                      ***********

  10.17  1996 Stock Incentive Plan                                                ************

  10.18  2004 Recognition and Retention Plan                                     *************

  10.19  Dividend Reinvestment and Common Stock Purchase Plan                                v

  10.20  Cargill Bank of Connecticut Stock Option Plan dated
         September 31, 1992 as assumed by Westbank Corporation                              vv

  10.22  Employee Stock Ownership Plan                                                    vvvv

  13. Annual Report to Stockholders for year-end 2004 incorporated by reference into this annual report on Form 10-K

  14.    Code of Ethics                                                                    vvv

  21.    Subsidiaries of Registrant

  23.1   Consent of Grant Thornton LLP

  31.1 Certification of Treasurer and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  31.2   Certification of Chief Financial Officer, pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002

  32.1   Certification of Chief Executive Officer, pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002

  32.2 Certification of Treasurer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference to identically numbered exhibits contained in Registrant's annual report on Form 10-K for the year ended December 31, 1988.

** Incorporated by reference to identically numbered exhibits contained in Registrant's annual report on Form 10-K for the year ended December 31, 1987.

*** Incorporated by reference to Exhibits 10(a), 10(b) and 10(c), respectively, contained in Registrant's Form 8-K filed September 20, 2004.

**** Incorporated by reference to identically numbered exhibits contained in Registrant's annual report on Form 10-K for the quarter ended March 31, 1999.

***** Incorporated by reference to identically numbered exhibits contained in Registrant's annual report on Form 10-K for the year ended December 31, 2003.

****** Incorporated by reference to Exhibit 10.1 contained in Registrant's Form 8-K filed September 20, 2004.

******* Incorporated by reference to Exhibit 10.2 contained in Registrant's Form 8-K filed September 20, 2004.

******** Incorporated by reference to Exhibit 10.3 contained in Registrant's Form 8-K filed September 20, 2004.

*********     Incorporated by reference to Exhibit 10.4 contained in
              Registrant's Form 8-K filed September 20, 2004.

**********    Incorporated by reference to identically numbered exhibit
              contained in Registrant's annual report on Form 10-K for the year ended December 31, 1988.

***********   Incorporated by reference to identically numbered exhibit
              contained in Registrant's annual report on Form 10-K for the year ended December 31, 1995.

************  Incorporated by reference to identically numbered exhibit contained in Registrant's Proxy Statement on the Annual Meeting of Shareholders on Form DEF 14-A filed April 17, 1996.

************* Incorporated by reference to Appendix A contained in Registrant's
              Proxy Statement for the Annual Meeting of Shareholders on Form DEF 14-A filed April 21, 2004.

v Incorporated by reference to Exhibit 99.2 contained in Registrant's Registration Statement on Form S-3 filed February 28, 2003.

vv Incorporated by reference to Exhibit 99 contained in Registrant's Registration Statement on Form S-8 filed July 23, 2002.

vvv Incorporated by reference to Appendix D contained in Registrant's Proxy Statement for the Annual Meeting of Shareholders on Form 14-A filed April 21, 2004.

vvvv          Executed prior to EDGAR on January 1, 1989.