Form 10-Q
period 2005-03-31
WESTBANK CORP
filed 2005-05-10
CIK 742070

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

                  For the quarterly period ended March 31, 2005

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

                               YES [X]   NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.

                               YES [X]   NO [ ]

       Common stock, par value $2 per share: 4,735,441 shares outstanding as of April 30, 2005.

================================================================================

                      WESTBANK CORPORATION AND SUBSIDIARIES

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                          Page
                                                                         ------
ITEM 1.    Financial Statements

           Condensed Consolidated Balance Sheets                          3

           Condensed Consolidated Statements of Income                    4

           Condensed Consolidated Statements of Stockholders' Equity      5

           Condensed Consolidated Statements of Comprehensive Income      5

           Condensed Consolidated Statements of Cash Flow                 6

           Notes to Condensed Consolidated Financial Statements           7-10

ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  11-24

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk     25

ITEM 4.    Controls and Procedures                                        25

                           PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings                                              26

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds    26

ITEM 3.    Defaults Upon Senior Securities                                26

ITEM 4.    Submission of Matters to a Vote of Security Holders            26

ITEM 5.    Other Information                                              26

ITEM 6.    Exhibits                                                       26

Signatures                                                                27

ITEM 1.  FINANCIAL STATEMENTS

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              March 31,     December 31,
(Dollar amounts in thousands, except per share data)            2005            2004
-----------------------------------------------------------------------------------------
                                                             (Unaudited)
ASSETS
Cash and due from banks:
     Non-interest bearing                                   $      13,533   $      12,451
     Interest bearing                                                  18              34
Federal funds sold                                                     46             669
-----------------------------------------------------------------------------------------
Total cash and cash equivalents                                    13,597          13,154
-----------------------------------------------------------------------------------------
Investment securities available for sale, at fair value           150,556         155,405
Investment securities held to maturity, at amortized cost
     (approximate fair value of $114,051
     in 2005 and $112,158 in 2004)                                115,934         112,424
-----------------------------------------------------------------------------------------
Total securities                                                  266,490         267,829
-----------------------------------------------------------------------------------------
Investment in Federal Home Loan Bank stock                          6,450           6,450
Loans, net of allowance for loan losses ($4,481 at
     March 31, 2005 and $4,356 at December 31, 2004)              439,145         434,119
Property and equipment, net                                         6,897           6,885
Other real estate held for sale - net                                 630             630
Accrued interest receivable                                         3,742           3,655
Goodwill                                                            8,837           8,837
Bank-owned life insurance                                           9,041           9,204
Investment in unconsolidated investee                                 526             526
Net deferred tax asset                                              2,016           1,477
Other assets                                                        2,962           2,781
-----------------------------------------------------------------------------------------
TOTAL ASSETS                                                $     760,333   $     755,547
=========================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Non-interest bearing                                   $      80,543   $      83,864
     Interest bearing                                             501,090         505,274
-----------------------------------------------------------------------------------------
         Total deposits                                           581,633         589,138
Borrowed funds                                                    109,684          97,354
Interest payable on deposits and borrowings                           645             550
Other liabilities                                                   3,471           3,517
Payable to Westbank Capital Trust II                                8,763           8,763
Payable to Westbank Capital Trust III                               8,763           8,763
-----------------------------------------------------------------------------------------
         Total liabilities                                        712,959         708,085
-----------------------------------------------------------------------------------------
Stockholders' Equity:
Preferred stock   -  $5 par value
     Authorized   -  100,000 shares
     Issued       -  none
Common stock      -  $2 par value
     Authorized   -  9,000,000 shares
     Issued       -  4,746,397 shares in 2005 and 2004              9,493           9,493
Unearned compensation - restricted stock award                     (1,597)         (1,652)
Additional paid in capital                                         20,236          20,377
Retained earnings                                                  20,708          19,958
Treasury stock at cost 11,547 shares in 2005
     and 28,818 shares in 2004)                                      (218)           (606)
Accumulated other comprehensive income (loss)                      (1,248)           (108)
-----------------------------------------------------------------------------------------
         Total Stockholders' Equity                                47,374          47,462
-----------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $     760,333   $     755,547
=========================================================================================

     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollar amounts in thousands, except per share data)
Three months ended March 31,                                    2005            2004
-----------------------------------------------------------------------------------------
Income:
     Interest and fees on loans                             $       6,246   $       6,189
     Interest and dividend income on securities                     3,147           2,864
     Interest on federal funds sold                                     3               7
-----------------------------------------------------------------------------------------
Total interest and dividend income                                  9,396           9,060
Interest expense                                                    3,699           3,529
-----------------------------------------------------------------------------------------
Net interest income                                                 5,697           5,531
Provision for loan losses                                             140
-----------------------------------------------------------------------------------------
Net interest income after
     provision for loan losses                                      5,557           5,531
-----------------------------------------------------------------------------------------
Non-interest income:
     Gain on sale of securities available for sale                     96              62
     Gain on sale of loans                                             16             380
     Other non-interest income                                      1,105             874
-----------------------------------------------------------------------------------------
Total non-interest income                                           1,217           1,316
-----------------------------------------------------------------------------------------
Non-interest expenses:
     Salaries and benefits                                          2,697           2,596
     Other non-interest expense                                     1,726           1,529
     Occupancy - net                                                  499             461
-----------------------------------------------------------------------------------------
Total non-interest expense                                          4,922           4,586
-----------------------------------------------------------------------------------------
Income before income taxes                                          1,852           2,261
Income taxes                                                          441             676
-----------------------------------------------------------------------------------------
Net Income                                                  $       1,411   $       1,585
=========================================================================================
Earnings per share
                          -  Basic                          $        0.30   $        0.34 *
                          -  Diluted                        $        0.29   $        0.32 *
Weighted average shares outstanding
                          -  Basic                              4,728,089       4,671,668
                          -  Dilutive Option Shares               120,380         267,661
-----------------------------------------------------------------------------------------
                          -  Diluted                            4,848,469       4,939,329
=========================================================================================

* Earnings-per-share data has been adjusted for the 5% stock dividend declared and distributed in May 2004.

     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 2004 AND THREE MONTHS ENDED MARCH 31, 2005

(Dollar amounts in thousands, except per share data)

                                         COMMON STOCK: *      UNEARNED                                     ACCUMULATED
                                      --------------------  COMPENSATION  ADDITIONAL                          OTHER
                                         NUMBER      PAR     RESTRICTED    PAID-IN    RETAINED  TREASURY  COMPREHENSIVE
                                       OF SHARES    VALUE    STOCK AWARD   CAPITAL    EARNINGS   STOCK     INCOME/LOSS    TOTAL
---------------------------------------------------------------------------------------------------------------------------------
BALANCE - JANUARY 1, 2004               4,409,248  $ 9,047                $   14,524  $ 22,724  $ (1,692) $         672  $ 45,275
=================================================================================================================================
Net income                                                                               4,611                              4,611
Cash dividends declared
 ($.56 per share)                                                                       (2,561)                            (2,561)
Shares issued from treasury stock:
  Stock option plan                        92,847                               (611)              1,369                      758
  Dividend reinvestment
   and stock purchase plan                 34,076                                126                 561                      687
Changes in unrealized gain/(loss)
 on securities available for sale                                                                                  (780)     (780)
Repurchase of common stock                (41,395)                                                  (842)                    (842)
Income tax benefit for exercise of
 non-qualified stock options                                                     182                                          182
Stock option compensation                                                         11                                           11
Issuance of restricted stock award                                (1,785)      1,785                                            0
Amortization of unearned compensation                                133                                                      133
5% common stock dividend                  222,803      446                     4,360    (4,816)       (2)                     (12)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2004             4,717,579    9,493        (1,652)     20,377    19,958      (606)          (108)   47,462
=================================================================================================================================
(Unaudited)
Net income                                                                               1,411                              1,411
Cash dividends declared
 ($.14 per share)                                                                         (661)                              (661)
Shares issued from treasury stock:
  Stock option plan                         8,295                               (145)                190                       45
  Dividend reinvestment
   and stock purchase plan                  8,976                                (33)                198                      165
Changes in unrealized gain/(loss)
 on securities available for sale                                                                                (1,140)   (1,140)
Income tax benefit for exercise of
 non-qualified stock options                                                      37                                           37
Amortization of unearned compensation                                 55                                                       55
---------------------------------------------------------------------------------------------------------------------------------
BALANCE - MARCH 31, 2005                4,734,850  $ 9,493  $     (1,597) $   20,236  $ 20,708  $   (218) $      (1,248) $ 47,374
=================================================================================================================================

* Net of treasury stock

     See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

Three months ended March 31,                                    2005            2004
-----------------------------------------------------------------------------------------
Net Income                                                  $       1,411   $       1,585
-----------------------------------------------------------------------------------------
Unrealized (loss) gain on securities available for sale,
     net of income tax (benefit) expense of $(629) in 2005
     and $501 in 2004                                              (1,083)            878
         Less reclassification adjustment for gains
              included in net income, net of income taxes
              expense of $39 in 2005 and $21 in 2004                  (57)            (41)
-----------------------------------------------------------------------------------------
Other Comprehensive (Loss) Income                                  (1,140)            837
-----------------------------------------------------------------------------------------
Comprehensive Income                                        $         271   $       2,422
=========================================================================================

     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)
(Dollar amounts in thousands)

Three months ended March 31,                                                    2005            2004
---------------------------------------------------------------------------------------------------------
Operating activities:
Net income                                                                   $      1,411    $      1,585
     Adjustments to reconcile net income to
         net cash provided by operating activities:
              Provision for loan losses                                               140
              Accretion of investment discounts                                        (8)            (66)
              Depreciation and amortization                                           202             202
              Loan originations - held-for-sale                                    (1,054)         (1,769)
              Proceeds from sale of held-for-sale loans                             1,058           1,793
              Realized gain on sale of securities                                     (96)            (62)
              Realized gain on sale of loans                                          (16)           (380)
              Gain from bank-owned life insurance                                    (315)           (182)
              Deferred income taxes prepaid                                          (539)
              Exercise of non-qualified stock options                                  37              88
              Stock compensation                                                       55
     Changes in assets and liabilities:
         Increase in accrued interest receivable                                      (87)           (285)
         Increase in bank-owned life insurance                                        (82)            (90)
         (Increase) Decrease in other assets                                          481          (1,025)
         Increase in accrued interest payable on deposits                              95             113
         (Increase) Decrease in other liabilities                                     (46)            548
---------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                           1,236             470
---------------------------------------------------------------------------------------------------------
Investing activities:
     Securities:
         Held to maturity:
              Purchases                                                            (9,700)        (43,077)
              Proceeds from maturities and principal payments                       6,215              22
         Available for sale:
              Purchases                                                               (28)        (59,422)
              Proceeds from sales                                                   1,918          19,942
              Proceeds from maturities and principal payments                       1,236          70,248
Purchases of property and equipment                                                  (214)            (71)
Proceeds from bank-owned life insurance                                               560             484
Proceeds from loan sales                                                                           17,098
Net increase in loans                                                              (5,154)         (2,912)
---------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                                (5,167)          2,312
---------------------------------------------------------------------------------------------------------
Financing activities:
     Net increase (decrease) in short-term borrowings                              13,554         (28,833)
     Repayment of long-term borrowings                                             (1,224)         (1,494)
     Net (decrease) increase in deposits                                           (7,505)         33,954
     Treasury stock issued, net                                                       210             190
     Dividends paid                                                                  (661)           (621)
---------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                           4,374           3,196
---------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                                 443           5,978
Cash and cash equivalents at beginning of period                                   13,154          14,678
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                   $     13,597    $     20,656
=========================================================================================================
Cash paid:
     Interest on deposits and other borrowings                               $      3,604    $      3,642
     Income taxes                                                                      36             437
Supplemental disclosure of cash flow information:
     Transfer of loans to other real estate owned                                                     574
     Unrealized gain (loss) on securities available for sale, net of taxes         (1,140)            837

     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Unaudited)

NOTE A  -  GENERAL INFORMATION

Westbank Corporation (the "Corporation") is a Massachusetts-chartered corporation and a registered bank holding company. The Corporation has a wholly owned bank subsidiary, Westbank, a Massachusetts-chartered commercial bank and trust company (the "Bank"). The Bank has two (2) subsidiaries: Park West Securities Corporation and PWB&T, Inc. (PWB&T). The Corporation is headquartered in West Springfield, Massachusetts. As of March 31, 2005, the Bank had eighteen
(18) offices located in Massachusetts and Connecticut that provide a full range of retail banking services to individuals, businesses and nonprofit organizations. The accompanying unaudited condensed consolidated financial statements include the Corporation, the Bank and the Bank's two (2) subsidiaries. Substantially all operating income and net income of the corporation are presently accounted for by the Bank. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements.

NOTE B  -  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for the quarters ended March 31, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles"). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim reports. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts. Actual results could differ significantly from these estimates.

For further information, please refer to the Consolidated Financial Statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004.

NOTE C  -  STOCK DIVIDEND

On April 12, 2004, the Corporation announced a five percent (5%) stock dividend payable on May 18, 2004 to shareholders of record May 12, 2004. As a result of the stock dividend, all earnings-per-share data has been restated for the period ended March 31, 2004 to reflect the May 18, 2004 stock dividend.

NOTE D  -  FINANCIAL STATEMENT RECLASSIFICATION

Certain amounts in the December 31, 2004 financial statements have been reclassified to conform to the March 31, 2005 presentation.

NOTE E  -  STOCK-BASED COMPENSATION

Accounting for Stock-Based Compensation Plans
Effective January 1, 2003, the Corporation adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", prospectively to all employee awards granted, modified or settled after January 1, 2003. In accordance with this Statement, the Corporation began expensing the cost of the stock-based employee compensation for all new employee awards granted.

WESTBANK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Unaudited)

NOTE E  -  STOCK-BASED COMPENSATION (continued)

RESTRICTED STOCK AWARD PLAN
On April 21, 2004, Westbank Corporation's stockholders approved the Corporation's adoption of the 2004 Recognition and Retention Plan ("RRP"), which allows the Corporation to grant restricted stock awards ("Awards") to certain officers, employees and outside Directors. The RRP is authorized to acquire not more than 92,505 shares of common stock on the open market. Shares generally vest at a rate of 12.5% per year, with the first vesting period ending May 25, 2005. The aggregate purchase price of all shares acquired by the RRP is reflected as a reduction of stockholders' equity. Compensation expense will be amortized annually over an eight (8)-year period, as the Corporation's employees and Directors become vested in their stock awards. As of March 31, 2005, compensation expense amounted to $55,000 and is based on the fair value of the common stock on the grant date.

NOTE F  -  FINANCIAL AND PERFORMANCE LETTERS OF CREDIT

The Corporation has financial and performance letters of credit. Financial letters of credit require the Corporation to make payment if the customer's financial condition deteriorates, as defined in the agreements. Performance letters of credit require the Corporation to make payments if the customer fails to perform certain non-financial contractual obligations. The Corporation measures and considers recognition of the fair value of the guarantee obligation at inception. The Corporation estimates the initial fair value of the letters of credit based on the fee received from the customer. The fees collected as of March 31, 2005 were immaterial; therefore, these guarantee obligations are not reflected in the accompanying financial statements. The maximum potential undiscounted amount of future payments of letters of credit as of March 31, 2005 are approximately $112,000, of which $2,000 will expire on September 28, 2005, $10,000 will expire on January 9, 2006, and $100,000 will expire on February 15, 2006. Amounts due under these letters of credit would be reduced by any proceeds that the Corporation would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The Corporation has not recorded any contingent liabilities related to these letters of credit.

NOTE G  -  NOTES PAYABLE TO WESTBANK CAPITAL TRUST I, II AND III

The Corporation's adoption of FIN 46(R), "Consolidation of Variable Interest Entities," as of March 31, 2004 required the Corporation to remove Westbank Capital Trust 1 from the Corporation's consolidated financial statements and to record on its balance sheet the common stock of the Corporation in the amount of $526,000 as an "Investment in Unconsolidated Investee" and the total amount outstanding of $17,526,000 as "Note Payable to Westbank Capital Trust I." Interest income and expense were recognized in the financial statements. The adoption of FIN 46(R) did not have a material impact on the financial position or results of operations. The two (2) new trust preferred placements effectuated by the Corporation to finance the redemption of Trust I appear on the balance sheet as "Payable to Westbank Capital Trust II" and "Payable to Westbank Capital Trust III." The "Payable to Westbank Capital Trust I" was redeemed on September 30, 2004.

In response to FIN 46(R), the Federal Reserve Board issued a final rule permitting bank holding companies to continue to treat the trust preferred securities as Tier 1 capital up to the current 25% limit until March 31, 2009. After March 31, 2009, the 25% limit will be calculated net of goodwill. The final rule has resulted in no material change as of March 31, 2005 to the regulatory capital treatment of the trust preferred securities issued by Westbank Capital Trust II or III based on the adoption of FIN 46(R) prior to the first revision of March 31, 2009.

WESTBANK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
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

The combined cost for the defined benefit portion of the Directors and Executives Supplemental Retirement Plan includes the following components:

Three months ended March 31,                   2005           2004
----------------------------------------------------------------------
Service cost                               $     34,542   $     30,319
Interest cost                                    48,790         43,032
Amortization of prior service cost               31,235         31,235
Amortization of net (gain) loss                   6,366
----------------------------------------------------------------------
                                           $    120,933   $    104,586
======================================================================

The weighted average assumptions utilized to determine the benefit obligation and net benefit cost are as follows:

At March 31,                                       2005           2004
----------------------------------------------------------------------
Discount rate                                      5.75%          6.30%
Rate of increase in compensation levels            5.00           5.00

The Corporation does not expect to contribute to the Directors and Executives Supplemental Retirement Plan in 2005.

WESTBANK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Unaudited)

NOTE I  -  RECENT ACCOUNTING PRONOUNCEMENTS

The Securities and Exchange Commission staff released Staff Accounting Bulletin
(SAB) 105, "Loan Commitments Accounted for as Derivative Instruments." SAB 105 requires that a lender should not consider the expected future cash flows related to loan servicing or include any internally developed intangible assets, such as customer-related intangible assets, in determining the fair value of loan commitments accounted for as derivatives. Corporations were required to adopt SAB 105 effective for commitments entered into after March 31, 2004. The requirements of SAB 105 will apply to the Corporation's mortgage loan interest rate lock commitments to the extent it originates loans held for sale. The Corporation adopted SAB 105 effective April 1, 2004 and the effect on the Corporation's financial presentation was immaterial. At March 31, 2005, all loan commitments were intended for the Bank's loan portfolio.

On December 16, 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment", (SFAS No. 123(R)), which is an Amendment of FASB Statements Nos. 123 and 95. SFAS No. 123(R) has been deferred to January 1, 2006. The fair-value-based method of expense recognition in SFAS No. 123(R) is similar to the fair-value-based method described in SFAS No. 123 in most respects. Management is currently evaluating the effect of the adoption of SFAS No. 123(R) but does not expect its adoption to have a material effect on the Corporation's financial condition or results of operations because, effective January 1, 2003, the Corporation adopted the fair value recognition provisions and has been expensing the cost of the stock-based employee compensation for all new employee awards granted and the service periods for all options granted prior to 2002 have been rendered.

At its March 2004 meeting, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 03-1, "Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"), that prescribes guidance to be used to determine when an investment in debt and equity securities is considered impaired, whether the impairment is other than temporary and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment. The effective date for the impairment measurement and recognition guidance of EITF 03-1 has been delayed until the issuance of an FASB Staff Position expected to provide additional implementation guidance.

NOTE J  -  EARNINGS PER SHARE

Basic earnings per share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if certain potentially dilutive common shares were issued during the period. At March 31, 2005 and 2004, 8,400 stock options were excluded from the following table because the options' exercise price was greater than the average market price of common shares (antidilutive). The following table sets forth the components of basic and diluted earnings per share.

                                                             Three months ended March 31,
(Dollar amounts in thousands, except per-share data)            2005            2004
-----------------------------------------------------------------------------------------
Net income                                                  $       1,411   $       1,585
-----------------------------------------------------------------------------------------
Weighted average shares outstanding:
Basic weighted average shared outstanding                       4,728,089       4,671,668
Dilutive effect of stock options                                  120,380         267,661
-----------------------------------------------------------------------------------------
Dilutive weighted average shares outstanding                    4,848,469       4,939,329
=========================================================================================
Earnings per share:
Basic earnings per share                                    $        0.30   $        0.34 *
Diluted earnings per share                                  $        0.29   $        0.32 *
-----------------------------------------------------------------------------------------

* Earnings-per-share data has been adjusted for the 5% stock dividend declared and distributed in May 2004.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

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

CRITICAL ACCOUNTING POLICIES
The accounting and reporting policies of the Corporation are in accordance with generally accepted accounting principles and conform to general practices within the banking industry. In reviewing and understanding financial information for the Corporation, you are encouraged to read and understand the significant accounting policies that are used in preparing the Corporation's consolidated financial statements. These policies are described in Note 1 to the consolidated financial statements in the Corporation's Annual Report on Form 10-K. Certain accounting policies require significant estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities, and these are considered to be critical accounting policies. The estimates and assumptions used are based on historical experience and other factors that we believe reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying values of assets and liabilities at the balance sheet dates and on the results of operations for the reporting periods. Management believes that accounting for loans and the allowance for loan losses are the critical accounting policies that require the most significant estimates and assumptions that are particularly susceptible to significant change in the preparation of the consolidated financial statements.

ACCOUNTING FOR LOANS  -
Interest income on loans is recorded on an accrual basis. Loan origination fees, net of certain direct loan origination costs, are deferred and recognized as income over the life of the related loan as an adjustment to the loan's yield. Non-accrual loans are loans on which the accrual of interest ceases when the collection of principal or interest payments is determined to be doubtful by management. It is the general policy of the Corporation to discontinue the accrual of interest when principal or interest payments are delinquent ninety
(90) days, unless the loan principal and interest are determined by management to be fully collectible. Any unpaid amounts previously accrued on these loans are reversed from income. Interest received on a loan in non-accrual status is applied to reduce principal or, if management determines that the principal is collectible, applied to interest on a cash basis. A loan is returned to accrual status after the borrower has brought the loan current and has demonstrated compliance with the loan terms for a sufficient period, and management's doubts concerning collectibility have been removed.

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

ALLOWANCE FOR LOAN LOSSES  -
The approach the Corporation uses in determining the adequacy of the allowance for loan losses is an exposure method based on the Corporation's loan loss history, among other factors. Quarterly, based on an internal review of the loan portfolio, the Corporation identifies required reserve allocations targeted to recognized problem loans that, in the opinion of management, have potential loss exposure or uncertainties relative to the depth of the collateral on these same loans. In addition, the Corporation maintains a formula-based reserve against the remainder of the loan portfolio, based on the overall mix of the loan portfolio and the loss history of each loan category. The formula-based reserve allocation is calculated by applying loss factors to outstanding loans by category. Loss factors are based on historical loss experience combined with a comparison to a group of peer banks. The amount of the recorded reserve above the minimum of the formula range is based on management's evaluation of relevant factors (e.g., local area economic statistics, credit quality trends, loan concentrations, industry conditions and delinquency levels) and the percentage of loan loss reserves to aggregate loans.

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

At March 31, 2005, the allowance for loan losses totaled $4,481,000, representing 1.01% of total loans and 96.53% of non-performing loans. Please see "Provision and Allowance for Loan Losses" in this Management's Discussion and Analysis for further discussion of the Corporation's methodology in determining the allowance as of March 31, 2005.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate. Net unrealized losses are recognized through a valuation allowance charged to income.

OVERVIEW  -
Westbank Corporation (the "Corporation" or "Westbank") is a Massachusetts chartered corporation and a registered bank holding company. The Corporation has a wholly-owned bank subsidiary, Westbank, a Massachusetts chartered commercial bank and trust company formed in 1962. The Bank has two (2) subsidiaries: Park West Securities Corporation and PWB&T. The Corporation is headquartered in West Springfield, Massachusetts. As of March 31, 2005, the Bank had eighteen (18) offices located in Massachusetts and Connecticut that provide a full range of retail banking services to individuals, businesses and nonprofit organizations.

The primary source of Westbank's revenue is income from loans, deposits and fees. The Corporation has experienced growth and increased revenue from its commercial lending and leasing.

Westbank Corporation has a growth-oriented strategy focused on (1) shareholder value, (2) expanding its banking franchise, (3) unparalleled service and (4) effective capital management.

RECENT DEVELOPMENTS  -
The Corporation continues to look for ways to increase its deposit base and recently introduced two (2) new deposit products: an eighteen(18)-month "Flex CD" and a Capital Access NOW Account. Each of these new products is designed to give the depositor increased flexibility in accessing their funds and a premium interest rate.

The Corporation's newest full-service office opened in September 2003 in Webster, Massachusetts, and has been an excellent source of deposits and commercial loan business. The Corporation is also planning to relocate its Southwick, Massachusetts, branch during the first quarter of 2006. The Corporation recently announced an alliance with Infinex Financial Group to offer non-deposit investment products at the Corporation's branch offices. This new service will provide a full range of investment services, annuities and other insurance products.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2005 AND DECEMBER 31, 2004 - Total assets increased by $4,786,000 to $760,333,000 at March 31, 2005 from $755,547,000 at December 31, 2004, primarily due to a net increase in earning assets. Earning assets increased during the first three months of 2005 as a result of an increase in loans of $5,151,000 offset by a decrease in other earning assets of $1,978,000. As of March 31, 2005 and December 31, 2004, earning assets amounted to $716,630,000 or 94.3% of total assets and $713,457,000 or 94.4% of total assets. Earning assets include a diverse portfolio of earning instruments including loans and securities issued by federal, state and municipal authorities.

Securities decreased by $1,339,000, or 0.5%, to $266,490,000 at March 31, 2005
from $267,829,000 at December 31, 2004, primarily due to the decline in fair value of the investment securities available for sale.

Net loans increased by $5,026,000, or 1.2%, to $439,145,000 at March 31, 2005
from $434,119,000 at December 31, 2004.

     o Commercial real estate and commercial and industrial loans increased by $6,646,000, or 3.51%, to $196,016,000 at March 31, 2005 from
          $189,370,000 at December 31, 2004.
     o Residential real estate loans decreased by $808,000, or 0.5%, to $161,098,000 at March 31, 2005 from $161,906,000 at December 31, 2004.
     o Indirect auto loans increased by $65,000, or 0.17%, to $38,969,000 at March 31, 2005 from $38,904,000 at December 31, 2004.

Total deposits decreased by $7,505,000, or 1.27%, to $581,633,000 at March 31, 2005 from $589,138,000 at December 31, 2004. Time deposits decreased by $5,078,000, or 1.50%, to $333,911,000 at March 31, 2005 from $338,989,000 at
December 31, 2004. Non-interest-bearing checking, NOW, savings and money market accounts decreased by $2,426,000, or 0.97%, to $247,723,000 at March 31, 2005
from $250,149,000 at December 31, 2004. The Bank's strategic plan calls for a lesser reliance on time deposit accounts in order to decrease the Bank's cost of funds.

The decrease in deposits was offset by a $12,731,000 increase in Federal Home Loan Bank borrowings, which totaled $93,445,000 at March 31, 2005. Borrowings increased due to the decline of deposits and the increase in loans.

Stockholders' equity at March 31, 2005 and December 31, 2004 was $47,374,000 and $47,462,000 respectively, which represented 6.23% of total assets as of March 31, 2005 and 6.28% of total assets as of December 31, 2004. The change is primarily comprised of net income of $1,411,000 for the three months ended March 31, 2005, issuance of 17,271 shares of common stock for $247,000, the declaration by the Board of Directors of a dividend of $0.14 per share on January 20, 2005, which aggregated $661,000, the net unrealized loss on securities available for sale amounting to $1,140,000 and recognition of unearned compensation of $55,000.

COMPARISON OF OPERATING RESULTS FOR THE THREE (3) MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004 -

GENERAL
Net income was $1,411,000, or $0.29 per diluted share, for the quarter ended March 31, 2005 as compared to $1,585,000, or $0.32 per diluted share, for the same period in 2004. Net interest income increased $166,000 to $5,697,000 for the quarter ended March 31, 2005 as compared to $4,531,000 for the same period in 2004. The increase in net interest income was offset by a decrease in non-interest income and an increase in non-interest expense. Income tax expense decreased $235,000 to $441,000 for the quarter ended March 31, 2005 as compared to $661,000 for the quarter ended March 31, 2004. The decrease in income tax expense was attributable to higher non-taxable life insurance proceeds in 2005 as compared to 2004.

Non-interest income decreased $99,000 to $1,217,000 for the quarter ended March 31, 2005 from $1,316,000 in the same period of 2004. This reflects a $25,000 increase in earnings from the Trust Department of the Bank, a $27,000 decrease in income generated from service charges on deposit accounts, a $30,000 increase in loan servicing income, a $34,000 increase on net gains on the sale of securities, a $364,000 decrease in the sale of real estate owned and mortgages, a $252,000 increase in life insurance proceeds and a $49,000 decrease in other non-interest income.

Non-interest expense was $4,922,000 and $4,586,000 for the quarters ended March 31, 2005 and March 31, 2004 respectively. For the three-month period ended March 31, 2005, operating expenses increased by approximately $336,000 versus the 2004 period. Salaries and benefits increased by $101,000, while other non-interest expense increased by $197,000 and occupancy increased by $38,000. The increase is a direct result of general additions to staff, the overall growth of the Corporation.

NET INTEREST AND DIVIDEND INCOME
The following tables set forth the information relating to the Bank's average balances at, and net interest income for, the three months ended March 31, 2005 and 2004, and reflect the average yield on assets and average cost of liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates and terms and fees earned when real estate loans are prepaid or refinanced.

QUARTER-TO-DATE AVERAGE BALANCES
INTEREST EARNED - INTEREST EXPENSE

(Dollar amounts in thousands)
Three months ended March 31,                        2005                                     2004
-----------------------------------------------------------------------------------------------------------------
                                     Balance      Interest        Rate         Balance     Interest       Rate
-----------------------------------------------------------------------------------------------------------------
Federal funds sold and
    temporary investments          $      160    $        3          7.50%   $    3,791   $        7         0.74%
Securities (a)                        277,258         3,151          4.55       236,484        2,868         4.85
Loans (b)                             443,839         6,275          5.66       437,018        6,217         5.69
-----------------------------------------------------------------------------------------------------------------
Total earning assets                  721,257    $    9,429          5.23%      677,293   $    9,092         5.37%
-----------------------------------------------------------------------------------------------------------------
Loan loss allowance                    (4,443)                                   (4,460)
All other assets                       45,002                                    43,181
-----------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                       $  761,816                                $  716,014
=================================================================================================================
LIABILITIES AND EQUITY
Interest bearing deposits          $  500,711    $    2,751          2.20%   $  472,566   $    2,528         2.14%
Borrowed funds                        129,602           948          2.93       120,615        1,001         3.32
-----------------------------------------------------------------------------------------------------------------
Total interest bearing
    liabilities                       630,313    $    3,699          2.35       593,181   $    3,529         2.38
-----------------------------------------------------------------------------------------------------------------
Interest rate spread                                                 2.88%                                   2.99%
Demand deposits                        82,586                                    75,169
Other liabilities                       1,587                                     1,933
Shareholders' equity                   47,330                                    45,731
-----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES
    AND EQUITY                     $  761,816                                $  716,014
=================================================================================================================
Net Interest Income
    (tax equivalent basis)                       $    5,730                               $    5,563
Interest Earned/Earning Assets                                       5.23%                                   5.37%
Interest Expense/Earning Assets                                      2.05                                    2.08
-----------------------------------------------------------------------------------------------------------------
Net Yield on Earning Assets                                          3.18%                                   3.29%
Deduct tax equivalent adjustment                         33                                       32
-----------------------------------------------------------------------------------------------------------------
Net Interest Income                              $    5,697                               $    5,531
=================================================================================================================

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

For the quarter ended March 31, 2005, an increase in average earning assets of $43,964,000 or 6.49% and a 14-basis-point decrease in average rate of return resulted in an increase in volume of $554,000 and a decrease in rate of $217,000. An increase in average interest-bearing liabilities of $37,132,000 or 6.26% and a 3-basis-point decrease in average rate of interest paid contributed to an increase in volume of $224,000 and a decrease in rate of $54,000. Net interest earned on a tax equivalent basis increased to $5,730,000 for the first quarter of 2005, up $167,000 as compared with the quarter ended March 31, 2004.

The following table shows how changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Corporation's interest income and interest expense during the periods indicated.

CHANGES IN NET INTEREST INCOME

(Dollar amounts in thousands)
                                     THREE MONTHS ENDED MARCH 31, 2005
                                                   OVER
                                     THREE MONTHS ENDED MARCH 31, 2004
------------------------------------------------------------------------
                                               CHANGE DUE TO
                                    VOLUME         RATE          TOTAL
------------------------------------------------------------------------
Interest Income:
     Loans                         $     97        $     (39)   $     58
     Securities                         470             (187)        283
     Federal Funds                      (13)               9          (4)
------------------------------------------------------------------------
Total Interest Earned                   554             (217)        337
Interest Expense:
     Interest-bearing deposits          153               70         223
     Other borrowed funds                71             (124)        (53)
------------------------------------------------------------------------
     Total Interest Expense             224              (54)        170
------------------------------------------------------------------------
Net Interest Income                $    330        $    (163)   $    167
========================================================================

Net interest and dividend income increased by $167,000 to $5,730,000 for the quarter ended March 31, 2005 as compared to $5,563,000 for the same period in 2004. The net interest margin was 3.18% for the quarter ended March 31, 2005 as compared to 3.29% for the same period in 2004.

The decrease in the net interest margin was primarily the result of the decline of interest earned to earning assets. The yield of interest-earning assets decreased 14 basis points to 5.23% for the quarter ended March 31, 2005 from 5.37% for the same period in 2004. The average cost of interest-bearing liabilities decreased by 3 basis points to 2.35% for the quarter ended March 31, 2005 from 2.38% for the same period in 2004.

PROVISION FOR LOAN LOSSES
For the quarter ended March 31, 2005, the Bank provided $140,000 for loan losses, compared to $0 for the same period in 2004. For the quarters ended March 31, 2005 and 2004, recoveries totaled $14,000 and $13,000 and charge-offs totaled $29,000 and $147,000 respectively. The allowance was $4,481,000 or 1.01% of total loans at March 31, 2005 as compared to $4,356,000 or 0.99% of total loans at December 31, 2004. The provision for loan losses brings the Bank's allowance for loan losses to a level determined appropriate by management.

Non-performing loans increased $2,507,000 to $4,642,000 at March 31, 2005, or 1.05% of total loans, as compared to $2,135,000 or 0.49% of total loans at December 31, 2004, primarily due to the recognition of an impaired loan as non-performing. The increase in non-performing loans is primarily the result of one commercial loan relationship classified as impaired. The Corporation anticipates the resolution of this loan relationship during the second quarter of 2005. The percentage of non-performing and past due loans compared to total assets at March 31, 2005 and December 31, 2004 amounted to 0.61% and 0.28% respectively.

Non-interest income decreased $99,000 to $1,217,000 for the quarter ended March 31, 2005 from $1,316,000 in the same period of 2004. This reflects a $25,000 increase in earnings from the Trust Department of the Bank, a $27,000 decrease in income generated from service charges on deposit accounts, a $30,000 increase in loan servicing income, a $34,000 increase on net gains on the sale of securities, a $364,000 decrease in the sale of real estate owned and mortgages, a $250,000 increase in life insurance proceeds and a $47,000 decrease in other non-interest income.

NON-INTEREST EXPENSE

The components of total operating expenses for the periods and their percentage of gross income are as follows:

(Dollar amounts in thousands)

Three months ended March 31,               2005                  2004
-----------------------------------------------------------------------------
                                    Amount     Percent     Amount     Percent
-----------------------------------------------------------------------------
Salaries and benefits              $  2,697      25.41%   $  2,596      25.02%
Other non-interest expense            1,726      16.26       1,529      14.74
Occupancy - net                         499       4.70         461       4.44
-----------------------------------------------------------------------------
Total Operating Expenses           $  4,922      46.37%   $  4,586      44.20%
=============================================================================

For the three-month period ended March 31, 2005, operating expenses increased by approximately $336,000 versus the 2004 period. Salaries and benefits increased by $101,000, while other non-interest expense increased by $197,000 and occupancy increased by $38,000. The increase is a direct result of general additions to staff, the overall growth of the Corporation.

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

The Corporation analyzes its performance by utilizing the concepts of interest rate spread and net yield on earning assets. The interest rate spread represents the difference between the yield on earning assets and interest paid on interest-bearing liabilities. The net yield on earning assets is the difference between the rate of interest on earning assets and the effective rate paid on all funds interest-bearing liabilities, as well as interest-free sources (primarily demand deposits and stockholders' equity).

The balances and rates derived for the analysis of net interest income presented on the following pages reflect the consolidated assets and liabilities of the Corporation's principal earning subsidiary, Westbank.

(Dollar amounts in thousands)

Three months ended March 31,                 2005       2004
--------------------------------------------------------------
Interest and dividend income               $  9,396   $  9,060
Interest expense                              3,699      3,529
--------------------------------------------------------------
Net interest income                           5,697      5,531
Tax equivalent adjustment                        33         32
==============================================================
Net interest income (taxable equivalent)   $  5,730   $  5,563
==============================================================

INTEREST RATE SPREAD AND NET YIELD ON EARNING ASSETS

(Dollar amounts in thousands)

Three months ended March 31,                 2005                        2004
--------------------------------------------------------------------------------------
                                    Average                      Average
                                    Balance         Rate         Balance       Rate
--------------------------------------------------------------------------------------
Earning Assets                     $  721,257          5.23%   $  677,293         5.37%
--------------------------------------------------------------------------------------
Interest-bearing liabilities          630,313          2.35       593,181         2.38
--------------------------------------------------------------------------------------
Interest rate spread                                   2.88                       2.99
--------------------------------------------------------------------------------------
Interest-free resources used
    to fund earning assets            90,944                      84,112
--------------------------------------------------------------------------------------
Total Sources of Funds             $  721,257                  $  677,293
======================================================================================
Net Yield on Earning Assets                            3.18%                      3.29%
======================================================================================

INTEREST RATE SENSITIVITY

The following table sets forth the distribution of the repricing of the Corporation's earning assets and interest-bearing liabilities as of March 31, 2005, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio and the cumulative interest rate sensitivity gap ratio. The table also sets forth the time periods in which earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Banks customers. In addition, various assets and liabilities indicated as repricing within the same period may, in fact, reprice at different times within such period and at different rates.

(Dollar amounts in thousands)

                                      Three       Over Three      Over One
                                     Months        Months to       Year to       Over Five
                                    or Less        One Year      Five Years        Years         Total
--------------------------------------------------------------------------------------------------------
Earning Assets                     $   99,474     $   47,560     $  199,933     $  369,663    $  716,630
Interest-Bearing
     Liabilities                      162,521        204,461        261,155            163       628,300
--------------------------------------------------------------------------------------------------------
Interest Rate
     Sensitivity Gap               $  (63,047)    $ (156,901)    $  (61,222)    $  369,500    $   88,330
========================================================================================================
Cumulative Interest
     Rate Sensitivity Gap          $  (63,047)    $ (219,948)    $ (281,170)    $   88,330

Interest Rate
     Sensitivity Gap Ratio              (8.80)%       (21.89)%        (8.54)%       51.56%

Cumulative Interest
     Rate Sensitivity Gap Ratio         (8.80)%       (30.69)%       (39.23)%       12.33%

The presentation of a run-off and repricing of savings accounts and NOW accounts is based on the Corporation's historical experience with $8,755,000 and $5,565,000, respectively, included in the three-month to one-year category and the remainder placed in the one- to five-year category of the interest-bearing liabilities.

Westbank seeks to manage the mix of asset and liability maturities to control the effect of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on Westbank's earnings due to the rate of variability and short-term maturities of its earning assets.

LIQUIDITY

Liquidity refers to the Corporation's ability to general adequate amounts of cash to fund loan originations, security purchases, deposit withdrawals, and fund dividends on the Corporation's common stock and the amount payable to Westbank Capital Trust II and III.

The Corporation's liquidity position is monitored by the Asset/Liability Committee, based on policies approved by the Board of Directors. The Committee meets regularly to review and direct the Bank's investment, lending and deposit-gathering activities.

At March 31, 2005, the Corporation maintained cash balances, short-term investments and investments available for sale totaling $164,153,000, representing 21.59% of total quarter-end assets, versus $168,559,000 or 22.31% of total assets at December 31, 2004.

The following table summarizes the Corporation's contractual obligations as well as commitments to fund loans:

                                                                Due in        Due in
                                                  Due in        One to       Three to     Due After
(Dollar amounts in thousands)                    One Year    Three Years    Five Years    Five Years      Total
------------------------------------------------------------------------------------------------------------------
Contractual Obligations:
Total borrowings                               $    57,104   $    13,912   $    30,668   $     8,000   $   109,684
Payable to Westbank Capital Trust II and III                                                  17,526        17,526
Annual rental commitments under non-
    cancelable operating leases                        323           361           126           171           981
------------------------------------------------------------------------------------------------------------------

                                               $    57,427   $    14,273   $    30,794   $    25,697   $   128,191
==================================================================================================================

                                                              Expires in    Expires in
                                                Expires in      One to       Three to     Expires in
(Dollar amounts in thousands)                    One Year    Three Years    Five Years    Five Years      Total
------------------------------------------------------------------------------------------------------------------
Commitments:
Commitments to extend credit                   $    22,539                               $       380   $    22,919
Undisbursed portion of loans in process and
    unused portions of lines of credit              40,434   $     3,554   $     1,299        22,628        67,915
------------------------------------------------------------------------------------------------------------------
                                               $    62,973   $     3,554   $     1,299   $    23,008   $    90,834
==================================================================================================================

At March 31, 2005, the Corporation had certificates of deposit maturing within the next 12 months amounting to $226,853,000. Based on historical experience, the Corporation anticipates that a significant portion of the maturing certificates of deposit will be renewed with the Corporation.

In addition to cash flow from loan and securities payments and prepayments, as well as from sales of available for sale securities and mortgage loans, the Corporation has significant borrowing capacity available to fund liquidity needs. During the first quarter of 2005, the Corporation increased its utilization of borrowings and increased its use of deposits as a source of funds. The average balance of borrowings for the first quarters of 2005 and 2004 were $129,602,000 and $109,236,000 respectively. The Bank's borrowings to date have consisted primarily of advances from the Federal Home Loan Bank of Boston, of which the Bank is a member. Under the terms of the collateral agreement with the Federal Home Loan Bank, the Bank pledges residential mortgage loans and mortgage-backed securities, as well as the Bank's stock in the Federal Home Loan Bank, as collateral for such transactions. The notes payable to Westbank Capital Trust II and III are callable in whole or in part on or after September 20, 2009.

On September 20, 2004, the Corporation completed a private placement of an aggregate of $17,000,000 of trust preferred securities through two newly-formed Delaware trust affiliates, Westbank Capital Trust II ("Trust II") and Westbank Capital Trust III ("Trust III") (collectively, "the Trusts"), as part of a pooled transaction with several other financial institutions. As part of this transaction, the Corporation issued an aggregate principal amount of $8,763,000 of floating rate junior subordinated deferrable Interest debentures to Trust II, which debentures bore an initial interest rate of 4.06% until December 2004, after which time they were and will continue to be reset quarterly at 3-month LIBOR plus 2.19% and an aggregate principal amount of $8,763,000 of fixed/floating rate junior subordinated deferrable interest to Trust III, which debentures bear an initial interest rate of 5.98% until December 2009, at which time they will be reset quarterly at 3-month LIBOR plus 2.19%. These debentures were each issued pursuant to the terms of an indenture dated September 20, 2004 between the Corporation and Wilmington Trust Corporation. The debentures obligate the Corporation to pay interest on their principal sum quarterly in arrears on March 20, June 20, September 20 and December 20 of each year. As long as the Corporation is current in its interest payments, it has the right to defer payments of interest on the debentures by extending the interest payment period on the debentures for up to 20 consecutive quarterly periods. The debentures mature on September 20, 2034 but may be redeemed by the Corporation, in whole or in part, beginning on September 20, 2009, or in whole within 120 days of the occurrence of certain special redemption events. Special redemption events relate to the regulatory capital treatment of the issuances, the Trusts not being deemed investment companies and the non-occurrence of certain tax events. The proceeds were used to redeem the security issued by Westbank Capital Trust I, as discussed in Note G of the Consolidated Financial Statements.

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

Management of the Corporation believes that its current liquidity is sufficient to meet current and anticipated funding needs.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

(Dollar amounts in thousands)

Three months ended March 31,                           2005        2004
-------------------------------------------------------------------------
Balance at beginning of period                       $  4,356    $  4,428
Provision for loan losses                                 140
-------------------------------------------------------------------------
                                                        4,496       4,428
-------------------------------------------------------------------------
Less charge-offs:
     Loans secured by real estate                                      82
     Commercial and industrial loans                                   51
     Consumer loans                                        29          14
-------------------------------------------------------------------------
                                                           29         147
-------------------------------------------------------------------------
Add-recoveries:
     Loans secured by real estate
     Commercial and industrial loans                       10           1
     Consumer loans                                         4          12
-------------------------------------------------------------------------
                                                           14          13
-------------------------------------------------------------------------
Net charge-offs                                            15         134
-------------------------------------------------------------------------
Balance at end of period                             $  4,481    $  4,294
=========================================================================
Net charge-offs (recoveries) to:
     Average loans                                        nil        0.03%
     Loans at end of period                               nil        0.03%
     Allowance for loan losses at January 1              0.03%       3.03%
Allowance for loan losses at March 31
    as a percentage of:
         Average loans                                   1.01%       0.98%
         Loans at end of period                          1.01%       1.01%

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

For the quarter ended March 31, 2005, the Bank made additions to the allowance for loan losses totaling $140,000. For the quarter ended March 31, 2004, the Bank did not make any additions to the allowance for loan losses For the quarters ended March 31, 2005 and 2004, recoveries totaled $14,000 and $13,000, and charge-offs totaled $29,000 and $147,000 respectively.

NON-ACCRUAL, PAST DUE AND NON-PERFORMING LOANS

(Dollar amounts in thousands)

                                       03-31-05      12-31-04      09-30-04      06-30-04      03-31-04
--------------------------------------------------------------------------------------------------------
Non-accrual loans                     $    4,105    $    1,614    $    1,245    $      987    $      997
--------------------------------------------------------------------------------------------------------
Loans contractually past
    due 90 days or more
    still accruing                           537           521           357           173           195
--------------------------------------------------------------------------------------------------------
Total non-accrual and
    past due loans                    $    4,642    $    2,135    $    1,602    $    1,160    $    1,192
--------------------------------------------------------------------------------------------------------
Non-accrual and past due loans
    as a percentage of total loans          1.05%         0.49%         0.37%         0.27%         0.28%
--------------------------------------------------------------------------------------------------------
Allowance for loan losses as a
    percentage of non-accrual
    and past due loans                     96.53%       204.03%       368.36%       364.40%       360.23%
--------------------------------------------------------------------------------------------------------
Other real estate owned - net                630           630           706           706           706
--------------------------------------------------------------------------------------------------------
Total non-performing assets           $    5,272    $    2,765    $    2,308    $    1,866    $    1,898
--------------------------------------------------------------------------------------------------------
Non-performing assets as a
    percentage of total assets              0.69%         0.37%         0.31%         0.24%         0.26%
--------------------------------------------------------------------------------------------------------

Non-performing loans increased $2,507,000 to $4,642,000 at March 31, 2005, or 1.05% of total loans, as compared to $2,135,000 or 0.49% of total loans at December 31, 2004, primarily due to the recognition of an impaired loan as non-performing. The increase in non-performing loans is primarily the result of one commercial loan relationship classified as impaired. The Corporation anticipates the resolution of this loan relationship during the second quarter of 2005.

REGULATORY CAPITAL

At March 31, 2005, the Corporation exceeded each of the applicable regulatory capital requirements. As of March 31, 2005, the most recent notification from the Federal Deposit Insurance Corporation (the "FDIC") categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category. The Corporation's and the Bank's actual capital ratios as of March 31, 2005 are also presented in the following table.

                                                                        Minimum for Capital
                                                    Actual               Adequacy Purposes
                                           -----------------------    -----------------------
                                             Amount        Ratio        Amount        Ratio
                                           ----------   ----------    ----------   ----------
March 31, 2005
Total Capital (to Risk Weighted Assets)
     Consolidated                          $   60,865        13.30%   $   36,609         8.00%
     Bank                                      58,893        12.89        36,562         8.00
Tier 1 Capital (to Risk Weighted Assets)
     Consolidated                              54,645        11.94        18,305         4.00
     Bank                                      54,412        11.91        18,281         4.00
Tier 1 Capital (to Average Assets)
     Consolidated                              55,061         7.27        30,099         4.00
     Bank                                      54,412         7.24        30,050         4.00

The primary source of funds for payments of dividends by the Corporation are dividends paid to the Corporation by the Bank. Bank regulatory authorities generally restrict the amounts available for payments of dividends if the effect thereof would cause the capital of the Bank to be reduced below applicable capital requirements. These restrictions, thus, indirectly affect the Corporation's ability to pay dividends.

OFF-BALANCE-SHEET ARRANGEMENTS

The Corporation does not have any off-balance-sheet arrangements that have or are reasonable likely to have a current or future effect on the Corporation's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. The Corporation's primary financial instruments with off-balance-sheet risk are limited to loan servicing for others, obligations to fund loans to customers pursuant to existing commitments and commitments to sell mortgage loans.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Corporation's assessment of its sensitivity to market risk since its presentation in the 2004 Annual Report filed on Form 10-K with the Securities and Exchange Commission.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management of the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's principal executive officer and principal financial officer, of the effectiveness of the Corporation's disclosure controls and procedures. Based on this evaluation, the Corporation's principal executive officer and principal financial officer concluded that the Corporation's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) accumulated and communicated to the Corporation's management, including the Corporation's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the design of the Corporation's disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. The Corporation's principal executive and financial officers have concluded that the Corporation's disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         Share Repurchase Plan - During the fourth quarter of 2004, the Board of Directors approved a new stock repurchase program of up to 5% of the Corporation's stock. The value of the 5% stock of the Corporation at the time of the announcement was approximately $3,800,000. The following table summarizes repurchases of Westbank Corporation's stock for the quarter ended March 31, 2005.

                                                                 Total Number of Shares        Maximum Number of
                                                                  Purchased as Part of      Shares that May Yet Be
                         Total Number of    Average Price Paid     Publicly Announced       Purchased Under the
            Period       Shares Purchased        Per Share         Plans or Programs           Plans or Programs
         -------------   ----------------   ------------------   ----------------------     ----------------------
         January 2005
         February 2005
          March 2005           None
             Total

ITEM 3.  Defaults Upon Senior Securities  -  None

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

                                        WESTBANK CORPORATION

Date:   May 6, 2005                     /s/  Donald R. Chase
                                        ----------------------------------------
                                        Donald R. Chase
                                        President and Chief Executive Officer

Date:   May 6, 2005                     /s/  John M. Lilly
                                        ----------------------------------------
                                        John M. Lilly
                                        Treasurer and Chief Financial Officer