Form 10-Q
period 2005-06-30
WESTBANK CORP
filed 2005-08-09
CIK 742070

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

                  For the quarterly period ended June 30, 2005

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

                                 YES [X] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.

                                 YES [X] NO [ ]

   Common stock, par value $2.00 per share: 4,763,102 shares outstanding as of
                                  July 31, 2005

================================================================================

                      WESTBANK CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                Page
                                                                                ----

                         PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

           Condensed Consolidated Balance Sheets                                  3

           Condensed Consolidated Statements of Income                            4

           Condensed Consolidated Statements of Stockholders' Equity              5

           Condensed Consolidated Statements of Comprehensive Income (Loss)       5

           Condensed Consolidated Statements of Cash Flows                        6

           Notes to Condensed Consolidated Financial Statements                   7

ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                         12

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk            26

ITEM 4.    Controls and Procedures                                               26

                           PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings                                                     27

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds           27

ITEM 3.    Defaults Upon Senior Securities                                       27

ITEM 4.    Submission of Matters to a Vote of Security Holders                   27

ITEM 5.    Other Information                                                     27

ITEM 6.    Exhibits                                                              27

SIGNATURES                                                                       28

ITEM 1.     FINANCIAL STATEMENTS

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(Dollar amounts in thousands, except per share data)               June 30, 2005     December 31, 2004
------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks:
      Non-interest bearing                                       $          13,463   $          12,451
      Interest bearing                                                          34                  34
Federal funds sold                                                               7                 669
------------------------------------------------------------------------------------------------------
Total cash and cash equivalents                                             13,504              13,154
------------------------------------------------------------------------------------------------------
Investment securities available for sale, at fair value                    150,524             155,405
Investment securities held to maturity, at amortized cost
      (fair value of $115,096 at June 30, 2005
      and $112,158 at December 31, 2004)                                   115,457             112,424
------------------------------------------------------------------------------------------------------
Total investment securities                                                265,981             267,829
------------------------------------------------------------------------------------------------------
Investment in Federal Home Loan Bank stock                                   6,450               6,450
Loans, held for sale                                                        21,954                   0
Loans, net of allowance for loan losses ($4,462 at
      June 30, 2005 and $4,356 at December 31, 2004)                       426,087             434,119
Property and equipment, net                                                  7,038               6,885
Accrued interest receivable                                                  3,794               3,655
Other real estate owned, net                                                   630                 630
Goodwill                                                                     8,837               8,837
Bank-owned life insurance                                                    8,995               9,204
Investment in unconsolidated investee                                          526                 526
Deferred income taxes                                                          967               1,477
Other assets                                                                 3,573               2,781
------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                     $         768,336   $         755,547
======================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
      Non-interest bearing                                       $          83,341   $          83,864
      Interest bearing                                                     512,530             505,274
------------------------------------------------------------------------------------------------------
            Total deposits                                                 595,871             589,138
Borrowed funds                                                             102,137              97,354
Interest payable on deposits and borrowings                                    632                 550
Payable to Westbank Capital Trust II                                         8,763               8,763
Payable to Westbank Capital Trust III                                        8,763               8,763
Other liabilities                                                            3,668               3,517
------------------------------------------------------------------------------------------------------
            Total liabilities                                              719,834             708,085
------------------------------------------------------------------------------------------------------
Stockholders' Equity:
Preferred stock, par value $5 per share,
      authorized 100,000 shares, none issued
Common stock, par value $2 per share,
      authorized 9,000,000 shares, issued
      4,758,993 in 2005 and 4,746,397 in 2004                                9,518               9,493
Unearned compensation restricted stock                                      (1,535)             (1,652)
Additional paid in capital                                                  19,519              20,377
Retained earnings                                                           21,293              19,958
Treasury stock at cost
      (7,493 shares at June 30, 2005 and
      28,818 shares at December 31, 2004)                                     (141)               (606)
Accumulated other comprehensive loss                                          (152)               (108)
------------------------------------------------------------------------------------------------------
            Total Stockholders' Equity                                      48,502              47,462
------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $         768,336   $         755,547
======================================================================================================

     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                             Three Months Ended June 30,    Six Months Ended June 30,
(Unaudited)                                                  ---------------------------   ---------------------------
(Dollar amounts in thousands, except per share data)             2005           2004           2005           2004
----------------------------------------------------------------------------------------------------------------------
Income:
      Interest and fees on loans                             $      6,541   $      6,048   $     12,787   $     12,308
      Interest and dividend income on securities                    3,083          3,240          6,230          6,104
      Interest on federal funds sold                                    2              2              5              9
----------------------------------------------------------------------------------------------------------------------
Total interest and dividend income                                  9,626          9,290         19,022         18,421
----------------------------------------------------------------------------------------------------------------------
Interest expense:
      Interest on deposits                                          2,904          2,655          5,655          5,183
      Interest on borrowed funds                                      959            973          1,907          1,974
----------------------------------------------------------------------------------------------------------------------
Total interest expense                                              3,863          3,628          7,562          7,157
----------------------------------------------------------------------------------------------------------------------
Net interest income                                                 5,763          5,662         11,460         11,264
Provision for loan losses                                               0              0            140              0
----------------------------------------------------------------------------------------------------------------------
Net interest income after
      provision for loan losses                                     5,763          5,662         11,320         11,264
----------------------------------------------------------------------------------------------------------------------
Non-interest income:
      Gain on sale of securities available for sale                     0            165             96            227
      Gain on sale of loans                                           149             47            165            427
      Other non-interest income                                       753            754          1,858          1,557
----------------------------------------------------------------------------------------------------------------------
Total non-interest income                                             902            966          2,119          2,211
----------------------------------------------------------------------------------------------------------------------
Non-interest expense:
      Salaries and benefits                                         2,820          2,567          5,517          5,163
      Other non-interest expense                                    1,595          1,551          3,321          3,080
      Occupancy - net                                                 405            385            904            846
----------------------------------------------------------------------------------------------------------------------
Total non-interest expense                                          4,820          4,503          9,742          9,089
----------------------------------------------------------------------------------------------------------------------
Income before income taxes                                          1,845          2,125          3,697          4,386
Provision for income taxes                                            597            681          1,038          1,357
----------------------------------------------------------------------------------------------------------------------
Net Income                                                   $      1,248   $      1,444   $      2,659   $      3,029
======================================================================================================================
Earnings per share:
      Basic                                                  $       0.26   $       0.32   $       0.56   $       0.67
      Diluted                                                $       0.25   $       0.30   $       0.54   $       0.63

     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 2004 AND SIX MONTHS ENDED JUNE 30, 2005

                                                   COMMON STOCK*              UNEARNED
                                           -----------------------------    COMPENSATION     ADDITIONAL
(Dollar amounts in thousands, except           NUMBER           PAR          RESTRICTED       PAID-IN
 per share data)                             OF SHARES         VALUE           STOCK          CAPITAL
--------------------------------------------------------------------------------------------------------
BALANCE - JANUARY 1, 2004                      4,409,248   $       9,047                   $      14,524
========================================================================================================
Net income
Cash dividends declared
      ($.56 per share)
Shares issued from treasury stock:
      Stock option plan                           92,847                                            (611)
      Dividend reinvestment and
            stock purchase plan                   34,076                                             126
Changes in unrealized gain (loss)
      on securities available for sale
Repurchase of common stock                       (41,395)
Income tax benefit for exercise of
      non-qualified stock options                                                                    182
Stock option compensation                                                                             11
Issuance of restricted stock award                                                (1,785)          1,785
Amortization of
      unearned compensation                                                          133
5% common stock dividend                         222,803             446                           4,360
--------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2004                    4,717,579           9,493          (1,652)         20,377
--------------------------------------------------------------------------------------------------------
(Unaudited)

Net income
Cash dividends declared
      ($.28 per share)
Shares issued from treasury stock:
      Stock option plan                           11,601                                            (180)
      Dividend reinvestment and
            stock purchase plan                    9,724                                             (35)
Issuance of additional shares:
      Dividend reinvestment plan                  11,142              22                             169
      Stock purchase plan                          1,454               3                              22
Changes in unrealized gain (loss)
      on securities available for sale
Acquisition of common stock
      for restricted stock plan (Note G)                                                            (878)
Income tax benefit for exercise of
      non-qualified stock options                                                                     44
Amortization of unearned
      compensation (Note G)                                                          117
--------------------------------------------------------------------------------------------------------
BALANCE - JUNE 30, 2005                        4,751,500   $       9,518   $      (1,535)  $      19,519
========================================================================================================

                                                                            ACCUMULATED
                                                                               OTHER
(Dollar amounts in thousands, except          RETAINED        TREASURY     COMPREHENSIVE
 per share data)                              EARNINGS         STOCK       INCOME/(LOSS)       TOTAL
--------------------------------------------------------------------------------------------------------
BALANCE - JANUARY 1, 2004                  $      22,724   $      (1,692)  $         672   $      45,275
========================================================================================================
Net income                                         4,611                                           4,611
Cash dividends declared
      ($.56 per share)                            (2,561)                                         (2,561)
Shares issued from treasury stock:
      Stock option plan                                            1,369                             758
      Dividend reinvestment and
            stock purchase plan                                      561                             687
Changes in unrealized gain (loss)
      on securities available for sale                                              (780)           (780)
Repurchase of common stock                                          (842)                           (842)
Income tax benefit for exercise of
      non-qualified stock options                                                                    182
Stock option compensation                                                                             11
Issuance of restricted stock award                                                                     0
Amortization of
      unearned compensation                                                                          133
5% common stock dividend                          (4,816)             (2)                            (12)
--------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2004                       19,958            (606)           (108)         47,462
--------------------------------------------------------------------------------------------------------
(Unaudited)

Net income                                         2,659                                           2,659
Cash dividends declared
      ($.28 per share)                            (1,324)                                         (1,324)
Shares issued from treasury stock:
      Stock option plan                                              254                              74
      Dividend reinvestment and
            stock purchase plan                                      211                             176
Issuance of additional shares:
      Dividend reinvestment plan                                                                     191
      Stock purchase plan                                                                             25
Changes in unrealized gain (loss)
      on securities available for sale                                               (44)            (44)
Purchase of restricted stock (Note G)                                                               (878)
Income tax benefit for exercise of
      non-qualified stock options                                                                     44
Vesting of restricted stock (Note G)
Amortization of unearned
      compensation (Note G)                                                                          117
--------------------------------------------------------------------------------------------------------
BALANCE - JUNE 30, 2005                    $      21,293   $        (141)  $        (152)  $      48,502
========================================================================================================

     See accompanying notes to condensed consolidated financial statements.

* Net of treasury stock

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

                                                                       Three Months Ended June 30,    Six Months Ended June 30,
                                                                       ---------------------------------------------------------
(Dollars in thousands)                                                     2005           2004           2005           2004
--------------------------------------------------------------------------------------------------------------------------------
Net income                                                             $      1,248   $      1,444   $      2,659   $      3,029
--------------------------------------------------------------------------------------------------------------------------------
Unrealized gain (loss) on securities available for sale,
      net of income tax expense (benefit) of $639 and $(1,891)
      for the three-month and $7 and $(1,438) for the
      six-month periods ended June 30, 2005 and 2004, respectively            1,096         (3,670)            13         (2,792)
Less reclassification adjustment for gains included in net income, net of income tax expense of $0 and $56 for the
      three-month and $39 and $77 for the six-month
      periods ended June 30, 2005 and 2004, respectively                          0           (109)           (57)          (150)
--------------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss)                                             1,096         (3,779)           (44)        (2,942)
--------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income (Loss)                                            $      2,344   $     (2,335)  $      2,615   $         87
================================================================================================================================

     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                            Six Months Ended June 30,
(Unaudited)                                                                ---------------------------
(Dollar amounts in thousands)                                                  2005           2004
------------------------------------------------------------------------------------------------------
Operating Activities:
Net income                                                                 $      2,659   $      3,029
      Adjustments to reconcile net income to net
      cash provided by operating activities:
            Provision for loan losses                                               140
            Accretion of investment discounts                                        13           (104)
            Loan originations - held-for-sale                                    (1,055)        (3,573)
            Proceeds from sale of held-for-sale loans                             1,058          3,622
            Depreciation and amortization                                           402            436
            Realized gain on sale of securities                                     (96)          (227)
            Realized gain on sale of loans                                         (165)          (427)
            Income from bank-owned life insurance                                  (472)          (182)
            Gain on sale of property and equipment                                  (10)
            Deferred income taxes                                                   510           (375)
            Exercise of non-qualified stock options                                  44            102
            Stock compensation                                                      117             24
      Changes in assets and liabilities
            Increase in accrued interest receivable                                (139)          (803)
            Increase in bank-owned life insurance                                  (158)          (178)
            Increase in other assets                                               (769)          (643)
            Increase in interest payable on deposits and borrowings                  82             10
            Increase in other liabilities                                           151            700
======================================================================================================
Net cash provided by operating activities                                         2,312          1,411
======================================================================================================
Investing activities:
      Securities:
            Held to maturity:
                 Purchases                                                      (10,714)       (72,256)
                 Proceeds from maturities and principal payments                  7,658            551
            Available for sale:
                 Purchases                                                          (67)       (77,480)
                 Proceeds from sales                                              1,918         24,433
                 Proceeds from maturities and principal payments                  3,069         76,875
Purchases of property and equipment                                                (555)          (323)
Proceeds from loan sales                                                         22,663         17,094
Proceeds from bank-owned life insurance                                             839            484
Proceeds from sale of property and equipment                                         10
Purchase of FHLB stock                                                                            (528)
Net increase in loans                                                           (36,563)        (5,479)
======================================================================================================
Net cash used in investing activities                                           (11,742)       (36,629)
======================================================================================================
Financing activities:
      Net increase in deposits                                                    6,733         47,494
      Net increase (decrease) in short-term borrowings                            7,153         (3,414)
      Proceeds from long-term borrowing                                                          2,500
      Repayment of long-term borrowings                                          (2,370)        (5,003)
      Issuance of common stock                                                      216
      Purchase of restricted stock                                                 (878)
      Treasury stock repurchases                                                                  (717)
      Proceeds from exercise of stock options
            and stock purchase plan                                                 250            960
      Dividends paid                                                             (1,324)        (1,245)
======================================================================================================
Net cash provided by financing activities                                         9,780         40,575
======================================================================================================
Increase in cash and cash equivalents                                               350          5,357
Cash and cash equivalents at beginning of period                                 13,154         14,678
======================================================================================================
Cash and cash equivalents at end of period                                 $     13,504   $     20,035
======================================================================================================
Cash paid:
      Interest on deposits and other borrowings                            $      7,480   $      7,147
      Income taxes                                                                  952          1,283
Supplemental disclosure of cash flow information:
      Transfer of loans to other real estate owned                                                 574
      Unrealized loss on securities available for sale, net of taxes                (44)        (2,942)
      Transfer of loans to loans held for sale                                   21,954

     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)

NOTE A  -  GENERAL INFORMATION

Westbank Corporation (the "Corporation") is a Massachusetts-chartered corporation and a registered bank holding company. The Corporation has a wholly-owned bank subsidiary, Westbank, a Massachusetts-chartered commercial bank and trust company (the "Bank"). The Bank has two subsidiaries: Park West Securities Corporation and PWB&T, Inc. (PWB&T). The Corporation is headquartered in West Springfield, Massachusetts. As of June 30, 2005, the Bank had eighteen offices located in Massachusetts and Connecticut that provide a full range of retail banking services to individuals, businesses and nonprofit organizations. The accompanying unaudited condensed consolidated financial statements include the Corporation, the Bank and the Bank's two subsidiaries. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements.

NOTE B  -  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for the three-month and six-month periods ended June 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles"). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim reports. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts. Actual results could differ significantly from these estimates.

For further information, please refer to the Consolidated Financial Statements and footnotes thereto included in the Westbank Corporation Annual Report on Form 10-K for the year ended December 31, 2004.

NOTE C  -  FINANCIAL STATEMENT RECLASSIFICATIONS

Certain amounts in the December 31, 2004 and June 30, 2004 financial statements have been reclassified to conform to the June 30, 2005 presentation. The reclassifications consist primarily of changes to the Statement of Cash Flows for the six months ended June 30, 2004.

NOTE D  -  RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, "Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires retrospective application for reporting a change in accounting principle, unless impracticable. The statement clarifies that a reporting entity shall change an accounting principle only if (a) the change is required by a newly issued accounting pronouncement or (b) the entity can justify the use of an allowable alternative accounting principle on the basis that it is preferable. SFAS No. 154 is effective for accounting changes and corrections of errors for fiscal years beginning after December 15, 2005, which is January 1, 2006 for the Corporation.

On December 16, 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment", (SFAS No. 123(R)), which is an amendment of FASB Statements Nos. 123 and 95. SFAS No. 123(R) has been deferred to January 1, 2006. The fair-value-based method of expense recognition in SFAS No. 123(R) is similar to the fair-value-based method described in SFAS No. 123 in most respects. The Corporation will be required to adopt SFAS No. 123(R) using the modified prospective method of transition because it had previously adopted the fair-value-based method of expense recognition under SFAS No. 123 on January 1, 2003. Under the modified prospective method, compensation cost is recognized on or after the effective date for the portion of awards for which the requisite service has not yet been rendered.

Management is currently evaluating the effect of the adoption of SFAS No. 123(R) but does not expect its adoption to have a material effect on the Corporation's financial condition or results of operations because the service periods for all options granted prior to the Corporation's adoption of SFAS No. 123 have been rendered. For further information regarding the accounting for stock-based compensation, see Note G, "Stock-Based Compensation."

At its March 2004 meeting, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 03-1, "Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"), that prescribes guidance to be used to determine when an investment in debt and equity securities is considered impaired, whether the impairment is other than temporary and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment. The effective date for the impairment measurement and recognition guidance of EITF 03-1 has been delayed until the issuance of an FASB Staff Position (FSP) expected to provide additional implementation guidance.

On June 29, 2005, the FASB staff decided not to provide additional guidance on the meaning of other-than-temporary impairment but to issue guidance emphasizing other relevant other-than-temporary guidance, such as in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The staff will issue proposed FSP EITF 03-1-a, under the new title FSP FAS 115-1. FSP 115-1 will replace the guidance set forth in EITF Issue 03-1. FSP 115-1 will clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The final FSP is expected to be issued in August 2005. It will be effective for periods beginning after September 15, 2005.

NOTE E  -  FINANCIAL LETTERS OF CREDIT

The Corporation has financial letters of credit that require the Corporation to make payment in the event of the customer's default, as defined in the agreements. The Corporation measures and considers recognition of the fair value of the guarantee obligation at inception. The Corporation estimates the initial fair value of the letters of credit based on the fee received from the customer. The fees collected as of June 30, 2005 were immaterial; therefore, these guarantee obligations are not reflected in the accompanying condensed consolidated financial statements. The maximum potential undiscounted amount of future payments of letters of credit as of June 30, 2005 are approximately $271,000, of which $2,000 will expire in 2005, and $269,000 will expire in 2006. Amounts due under these letters of credit would be reduced by any proceeds that the Corporation would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The Corporation has not recorded any contingent liabilities related to these letters of credit.

NOTE F  -  DIRECTORS AND EXECUTIVES SUPPLEMENTAL RETIREMENT PLAN

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

The combined cost of the defined benefit portion of the Directors and Executives Supplemental Retirement Plan includes the following components:

                                     Three Months Ended June 30,    Six Months Ended June 30,
                                     ---------------------------------------------------------
                                         2005           2004           2005           2004
----------------------------------------------------------------------------------------------
Service cost                         $     41,822   $     30,319   $     76,364   $     60,638
Interest cost                              56,960         43,032        105,750         86,064
Amortization of prior service cost         31,235         31,235         62,470         62,470
Amortization of net (gain) loss            20,571                        26,937
----------------------------------------------------------------------------------------------
Net periodic benefit cost            $    150,588   $    104,586   $    271,521   $    209,172
==============================================================================================

The weighted average assumptions utilized to determine the benefit obligation and net benefit cost are as follows:

At June 30,                                 2005      2004
-----------------------------------------------------------
Discount rate                                5.75%     6.30%
Rate of increase in compensation levels      5.00%     5.00%

The Corporation does not expect to contribute to the Directors and Executives Supplemental Retirement Plan in 2005.

NOTE G  -  STOCK-BASED COMPENSATION

Restricted Stock Award Plan: On April 21, 2004, Westbank Corporation's stockholders approved the Corporation's adoption of the 2004 Recognition and Retention Plan ("RRP"), which allows the Corporation to grant restricted stock awards ("Awards") to certain officers, employees and outside Directors. The RRP authorized the acquisition of not more than 92,505 shares of common stock on the open market. During 2004, the Board of Directors granted 92,505 shares of restricted stock pursuant to the RRP. Shares generally vest at a rate of 12.5% per year over eight years, with acceleration upon retirement. The aggregate purchase price of all shares acquired by the RRP is reflected as a reduction of stockholders' equity. Compensation expense is being amortized over the eight-year vesting period.

For the six-month period ended June 30, 2005, the Corporation, through a Trustee, purchased 53,005 shares of common stock on the open market pursuant to the RRP. These restricted common shares are currently held in trust until vested. On May 25, 2005, 12,005 shares of the award vested and became unrestricted shares of common stock. For the six months ended June 30, 2005, the Corporation recognized compensation expense of $117,000 based on the fair value of the common stock on the grant date.

The Corporation currently accelerates compensation cost for retired employees and Directors at the date of retirement. Upon adoption of SFAS No. 123 (R), for any new Awards granted, the Corporation will recognize compensation expense for the period from the date of grant through the date that the employee first becomes eligible for retirement. In some cases, this will result in the recognition of compensation cost over a shorter period than the stated vesting period. Had the Corporation applied the accelerated vesting methodology in SFAS No. 123 (R), additional compensation expense of $9,600 and $3,200 would have been recognized for the three months ended June 30, 2005 and 2004 respectively. For the six months ended June 30, 2005 and 2004, the Corporation would have recognized additional compensation expense totaling $19,300 and $3,200 respectively.

NOTE H  -  EARNINGS PER SHARE

Basic earnings per share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if certain potentially dilutive common shares were issued during the period. For the three- and six-month periods ended June 30, 2005 and 2004, 8,400 stock options were excluded from the following table because the options' exercise price was greater than the average market price of common shares (antidilutive). The following table sets forth the components of basic and diluted earnings per share:

                                                       Three Months Ended June 30,
                                                       ---------------------------
(Dollar amounts in thousands, except per-share data)       2005           2004
----------------------------------------------------------------------------------
Net income                                             $      1,248   $      1,444
Weighted average shares outstanding
      Basic weighted average shares outstanding           4,730,604      4,573,803
      Dilutive potential common shares                      174,754        265,806
----------------------------------------------------------------------------------
Diluted weighted average shares outstanding               4,905,358      4,839,609
----------------------------------------------------------------------------------
Earnings per share
      Basic earnings per share                         $       0.26   $       0.32
      Diluted earnings per share                       $       0.25   $       0.30
----------------------------------------------------------------------------------

                                                        Six Months Ended June 30,
                                                       ---------------------------
(Dollar amounts in thousands, except per-share data)       2005           2004
----------------------------------------------------------------------------------
Net income                                             $      2,659   $      3,029
Weighted average shares outstanding
      Basic weighted average shares outstanding           4,729,354      4,511,505
      Dilutive potential common shares                      195,329        271,036
----------------------------------------------------------------------------------
Diluted weighted average shares outstanding               4,924,683      4,782,541
----------------------------------------------------------------------------------
Earnings per share
      Basic earnings per share                         $       0.56   $       0.67
      Diluted earnings per share                       $       0.54   $       0.63
----------------------------------------------------------------------------------

NOTE I  -  ACCOUNTING FOR LOAN DISCOUNTS AND PREMIUMS

SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," calls for recognizing the premiums or discounts associated with a purchase of loans over the average contractual life of the loans. On June 29 2005, the Corporation purchased a loan portfolio at a discount. The Corporation is accounting for the discount in accordance with SFAS No. 91, recognizing the discount over the average contractual life of the loans using the effective interest method, which results in an adjustment of yield (interest income) over the life of the loans. At June 30, 2005, the unamortized discount totaled $480,500. The unamortized discount is reported on the face of the consolidated balance sheet as part of the loan balance.

NOTE J  -  LOAN SALES COMMITMENTS

The Corporation generally retains the majority of the loans that it originates. However, on a periodic basis in order to reduce its exposure to interest rate fluctuations, the Corporation sells loans in an effort to manage its interest rate risk. The sales are originated through the use of loan sales commitments. On June 15, 2005, the Corporation entered into a loan sales commitment with an unrelated third party to sell approximately $22,400,000 of loans. At June 30, 2005, the Corporation had $22,305,000 outstanding in loan sales commitments. The $22,305,000 includes a final loan sales commitment of $21,954,000 to the unrelated third party and several smaller loan sales commitments, which make up the remaining $351,000. The $351,000 was committed to be sold before origination and was never included in portfolio. The final loan sales commitment of $21,954,000 consisted of 152 loans and closed on July 20, 2005.

Of the total outstanding loan sales commitments, $351,000 represent derivative instruments in accordance with SFAS No. 133, as amended by SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", (collectively referred to as SFAS No. 133). The remaining $21,954,000 does not qualify for derivative treatment under SFAS No. 133.

The Corporation designates its derivative loan sales commitments as non-hedging instruments. Under SFAS No. 133, non-hedging derivative instruments are recorded on the balance sheet at fair value with changes in fair value recognized in income. The Corporation recognized no fair value upon inception of these derivative instruments, as they were market-rate transactions. At June 30, 2005, the Corporation calculated the changes in fair value from the period of inception through the period ended June 30, 2005 and concluded that the changes were quantitatively and qualitatively immaterial to the condensed consolidated financial statements. The Corporation has not recorded any liabilities or recognized any income or expense in the accompanying condensed consolidated financial statements associated with any of its outstanding loan sales commitments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

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

CRITICAL ACCOUNTING POLICIES
The accounting and reporting policies of the Corporation are in accordance with generally accepted accounting principles and conform to general practices within the banking industry. In reviewing and understanding financial information for the Corporation, you are encouraged to read and understand the significant accounting policies that are used in preparing the Corporation's consolidated financial statements. These policies are described in Note 1 to the consolidated financial statements in the Corporation's Annual Report on Form 10-K. Certain accounting policies require significant estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities, and these are considered to be critical accounting policies. The estimates and assumptions used are based on historical experience and other factors that we believe reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying values of assets and liabilities at the balance sheet dates and on the results of operations for the reporting periods. Management believes that the other-than-temporary impairment analysis, accounting for loans and the allowance for loan losses are the critical accounting policies that require the most significant estimates and assumptions that are particularly susceptible to significant change in the preparation of the consolidated financial statements.

OTHER-THAN-TEMPORARY IMPAIRMENT -
Management evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Securities that have experienced an other than temporary decline in value are written down to estimated fair value, establishing a new cost basis with the amount of the write-down expensed as a realized loss.

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

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate. Net unrealized losses are recognized through a valuation allowance charged to income. At June 30, 2005, there were $21,954,000 of mortgage loans held for sale.

ALLOWANCE FOR LOAN LOSSES  -
The approach the Corporation uses in determining the adequacy of the allowance for loan losses is an exposure method based on the Corporation's loan loss history, among other factors. Quarterly, based on an internal review of the loan portfolio, the Corporation identifies required reserve allocations targeted to specific recognized problem loans that, in the opinion of management, have potential loss exposure or uncertainties relative to the depth of the collateral on these same loans. In addition, the Corporation maintains a formula-based general reserve against the remainder of the loan portfolio, based on the overall mix of the loan portfolio and the loss history of each loan category. The formula-based reserve allocation is calculated by applying loss factors to outstanding loans by category. Loss factors are based on historical loss experience combined with a comparison to a group of peer banks. The amount of the recorded reserve above the minimum of the formula range is based on management's evaluation of relevant factors (e.g., local area economic statistics, credit quality trends, loan concentrations, industry conditions and delinquency levels) and the percentage of loan loss reserves to aggregate loans.

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

At June 30, 2005, the allowance for loan losses totaled $4,462,000, representing 1.04% of total loans and 149.98% of non-performing loans. Please see "Provision and Allowance for Loan Losses" in this Management's Discussion and Analysis for further discussion of the Corporation's methodology in determining the allowance as of June 30, 2005.

OVERVIEW  -
Westbank Corporation (the "Corporation" or "Westbank") is a Massachusetts-chartered corporation and a registered bank holding company. The Corporation has a wholly-owned bank subsidiary, Westbank, a Massachusetts chartered commercial bank and trust company formed in 1962. The Bank has two subsidiaries: Park West Securities Corporation and PWB&T. The Corporation is headquartered in West Springfield, Massachusetts. As of June 30, 2005, the Bank had eighteen offices located in Massachusetts and Connecticut that provide a full range of retail banking services to individuals, businesses and nonprofit organizations.

The primary source of Westbank's revenue is income from loans, deposits and fees. The Corporation has experienced growth and increased revenue from its commercial lending and leasing.

Westbank Corporation has a growth-oriented strategy focused on shareholder value, expanding its banking franchise, unparalleled service and effective capital management.

RECENT DEVELOPMENTS  -
The Corporation continues to look for ways to increase its deposit base and introduced a 30-month CD during July 2005. This new product is designed to give the depositor increased flexibility at a premium interest rate.

The Corporation is planning to relocate its Southwick, Massachusetts, branch. The new branch opening is planned for the first quarter of 2006. The Corporation has formed an alliance with Infinex Financial Group to offer non-deposit investment products at the Bank's branch offices. This new service will provide a full range of investment services, annuities and other insurance products. Management anticipates that the new financial services will increase non-interest income over the next year.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2005 AND DECEMBER 31, 2004 - Total assets increased by $12,789,000 to $768,336,000 at June 30, 2005 from $755,547,000 at December 31, 2004, primarily due to an increase in loans (including loans held for sale). At June 30, 2005, the Bank had an outstanding loan sales commitment for $21,954,000 for loans in its portfolio.

Earning assets increased as a result of an increase in loans of $14,028,000, offset by a decrease in securities and federal funds sold of $2,510,000. As of June 30, 2005 and December 31, 2004, earning assets amounted to $724,975,000 or 94.4% of total assets and $713,457,000 or 94.4% of total assets. Earning assets include a diverse portfolio of earning instruments, including loans and securities issued by federal, state and municipal authorities. These earning assets are financed through a combination of interest-bearing and interest-free sources.

Securities decreased by $1,848,000, or 0.7%, to $265,981,000 at June 30, 2005
from $267,829,000 at December 31, 2004, primarily due to regularly scheduled principal payments.

Net loans (excluding loans held for sale) decreased by $8,032,000, or 1.8%, to $426,087,000 at June 30, 2005 from $434,119,000 at December 31, 2004.

..   Commercial real estate and commercial and industrial loans increased by
    $15,880,000, or 8.4%, to $205,250,000 at June 30, 2005 from $189,370,000 at
    December 31, 2004. o Residential real estate loans decreased by $24,818,000, or 15.3%, to $137,088,000 at June 30, 2005 from $161,906,000 at December 31,
    2004.

..   Residential real estate loans decreased primarily due to the $21,954,000 of loans transferred to held-for-sale.

..   Indirect auto loans increased by $2,279,000, or 5.9%, to $41,183,000 at June
    30, 2005 from $38,904,000 at December 31, 2004.

Total deposits increased by $6,733,000, or 1.1%, to $595,871,000 at June 30, 2005 from $589,138,000 at December 31, 2004. The primary driver for the increase in deposits is NOW accounts, which increased by $19,250,000 or 45% from December 31, 2004 to June 30, 2005. The increase in NOW accounts is primarily attributed to the new capital access account introduced in late 2004. This is a tiered account that allows the depositor increased flexibility to access their funds, while earning premium interest rates. Time deposits also had a marginal increase of 1.6% or $5,378,000 from December 31, 2004 to June 30, 2005. These increases were offset primarily by a decrease in savings and money market accounts of 14.1% or $17,372,000.

Stockholders' equity at June 30, 2005 and December 31, 2004 was $48,502,000 and $47,462,000 respectively, which represented 6.31% of total assets as of June 30, 2005 and 6.28% of total assets as of December 31, 2004. The change is primarily comprised of net income of $2,659,000 for the six months ended June 30, 2005, issuance of 33,921 shares of common stock for $466,000, the declaration by the Board of Directors of a dividend of $0.14 per share on January 20, 2005 and April 20, 2005, which aggregated $1,324,000, the net unrealized loss on securities available for sale amounting to $44,000 and amortization of unearned compensation related to the restricted stock award of $117,000. Stockholders' equity also decreased $878,000 due to the purchase of common stock for the restricted stock award plan and increased $44,000 due to the income tax benefit due to the exercise of non-qualified stock options.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE, 2005 AND JUNE 30, 2004 -

GENERAL
Net income was $1,248,000, or $0.25 per diluted share, for the quarter ended June 30, 2005 as compared to $1,444,000, or $0.30 per diluted share, for the same period in 2004. Net interest income increased $101,000 to $5,763,000 for the quarter ended June 30, 2005 as compared to $5,662,000 for the same period in 2004. The increase in net interest income was offset by a decrease in non-interest income and an increase in non-interest expense. Income tax expense decreased $84,000 to $597,000 for the quarter ended June 30, 2005 as compared to $681,000 for the quarter ended June 30, 2004. The decrease in income tax expense was attributable to higher non-taxable life insurance proceeds in 2005 as compared to 2004.

Non-interest income decreased $64,000 to $902,000 for the quarter ended June 30, 2005 from $966,000 in the same period of 2004. The change in non-interest income reflects a $30,000 increase in ATM and debit card fees, a $19,000 decrease in income generated from service charges on deposit accounts, a $55,000 decrease in mortgage servicing income, a $165,000 decrease on net gains on the sale of securities, a $102,000 increase in the gain on the sale of mortgages, a $38,000 increase in life insurance proceeds and a $5,000 increase in other non-interest income.

Non-interest expense was $4,820,000 and $4,503,000 for the quarters ended June 30, 2005 and June 30, 2004 respectively. Salaries and benefits increased by $253,000, while other non-interest expense increased by $44,000 and occupancy increased by $20,000. The increases are a direct result of general additions to staff and the overall growth of the Corporation. In addition, another driver of the increase in salaries and benefits is the recognition of $62,000 in compensation expense related to the restricted stock awards for the three months ended June 30, 2005 compared to $21,000 during the second quarter of 2004.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004 -

GENERAL
Net income was $2,659,000 or $0.54 per diluted share for the six months ended June 30, 2005 as compared to $3,029,000 or $0.63 per diluted share for the same period in 2004. Net interest income increased $196,000 to $11,460,000 for the six-month period ended June 30, 2005 as compared to $11,264,000 for the same period in 2004. The increase in net interest income was offset by a decrease in non-interest income and an increase in non-interest expense. Income tax expense decreased $319,000 to $1,038,000 for the six months ended June 30, 2005 as compared to $1,357,000 for the six months ended June 30, 2004. The decrease in income tax expense was attributable to higher non-taxable life insurance proceeds of $290,000 in 2005 as compared to 2004, which lowered the effective tax rate to 28% for the six-month period ended June 30, 2005 as compared to an effective tax rate of 31% for the same period in 2004.

Non-interest income decreased $92,000 to $2,119,000 for the six months ended June 30, 2005 from $2,211,000 in the same period of 2004. The change in non-interest income reflects a $42,000 increase in earnings from the Trust Department of the Bank, a $46,000 decrease in income generated from service charges on deposit accounts, a $24,000 decrease in mortgage servicing income, a $131,000 decrease on net gains on the sale of securities, a $262,000 decrease in the gain on the sale of mortgages, a $290,000 increase in life insurance proceeds, a $63,000 increase in ATM and debit card fees and a $24,000 decrease in other non-interest income.

Non-interest expense was $9,742,000 and $9,089,000 for the six-month periods ended June 30, 2005 and 2004 respectively. Salaries and benefits increased by $354,000, while other non-interest expense increased by $241,000 and occupancy increased by $58,000. The increases are a direct result of general additions to staff and the overall growth of the Corporation. In addition, another driver of the increase in salaries and benefits is the recognition of $117,000 of compensation expense related to the restricted stock awards during the first six months of 2005 compared to $21,000 during the same period in 2004.

NET INTEREST AND DIVIDEND INCOME
The Corporation's earning assets include a diverse portfolio of earning instruments ranging from the Corporation's core business of loan extensions to interest-bearing securities issued by federal, state and municipal authorities. These earning assets are financed through a combination of interest-bearing and interest-free sources.

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

The following tables set forth the information relating to the Bank's average balances at, and net interest income for, the three months and six months ended June 30, 2005 and 2004, and reflect the average yield on assets and average cost of liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates and terms and fees earned when real estate loans are prepaid or refinanced.

                                                                       Three months ended June 30,
                                      ---------------------------------------------------------------------------------------------
                                                          2005                                            2004
                                      ---------------------------------------------------------------------------------------------
                                         Average                         Average         Average                         Average
(Dollar amounts in thousands)            Balance       Interest(a)        Rate           Balance      Interest (a)        Rate
-----------------------------------------------------------------------------------------------------------------------------------
Federal funds sold and
     temporary investments            $         153   $           2            5.23%  $       1,157   $           2            0.69%
Securities                                  272,718           3,087            4.53         277,746           3,244            4.67
Loans (b)                                   445,324           6,571            5.90         422,335           6,077            5.76
-----------------------------------------------------------------------------------------------------------------------------------
Total earning assets                        718,195           9,660            5.38%        701,238   $       9,323            5.32%
-----------------------------------------------------------------------------------------------------------------------------------
Loan loss allowance                          (4,566)                                         (4,334)
All other assets                             44,821                                          45,558
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                          $     758,450                                   $     742,462
===================================================================================================================================
LIABILITIES AND EQUITY

Interest bearing deposits             $     499,850   $       2,904            2.32%  $     498,394   $       2,655            2.13%
Borrowed funds                              125,329             959            3.06         115,404             973            3.37
-----------------------------------------------------------------------------------------------------------------------------------
Total interest bearing
     liabilities                            625,179   $       3,863            2.47%        613,798   $       3,628            2.36%
-----------------------------------------------------------------------------------------------------------------------------------
Demand deposits                              84,496                                          81,309
Other liabilities                             1,064                                           2,106
Shareholders' equity                         47,711                                          45,249
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES
     AND EQUITY                       $     758,450                                   $     742,462
===================================================================================================================================
Net Interest-Earning Assets           $      93,016                                   $      87,440
-----------------------------------------------------------------------------------------------------------------------------------
Net Interest Income (tax equivalent
     basis)/Interest rate spread (c)                  $       5,797            2.91%                  $       5,695            2.96%
-----------------------------------------------------------------------------------------------------------------------------------
Net Interest Margin (d)                                                        3.23%                                           3.25%
-----------------------------------------------------------------------------------------------------------------------------------
Deduct tax equivalent adjustment                                 34                                              33
-----------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                   $       5,763                                   $       5,662
===================================================================================================================================

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

(c) Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(d) Net interest margin represents net interest income (tax equivalent) divided by average interest-earning assets.

For the quarter ended June 30, 2005, an increase in average earning assets of $16,957,000 or 2.42% and a 6-basis-point increase in average rate of return resulted in an increase in volume of $277,000 and an increase in rate of $60,000. An increase in average interest-bearing liabilities of $11,381,000 or 1.85% and an 11-basis-point increase in average rate of interest paid contributed to an increase in volume of $83,000 and an increase in rate of $152,000.

                                                                      Six months ended June 30,
                                      -----------------------------------------------------------------------------------------
                                                          2005                                         2004
                                      -----------------------------------------------------------------------------------------
                                        Average                         Average        Average                       Average
(Dollar amounts in thousands)           Balance       Interest (a)       Rate          Balance      Interest (a)       Rate
-------------------------------------------------------------------------------------------------------------------------------
Federal funds sold and
     temporary investments            $        156    $          5           6.41%  $      2,474    $          9           0.73%
Securities                                 274,976           6,237           4.54        257,115           6,112           4.75
Loans (b)                                  444,147          12,847           5.79        429,676          12,365           5.76
-------------------------------------------------------------------------------------------------------------------------------
Total earning assets                       719,279    $     19,089           5.31%       689,265    $     18,486           5.36%
-------------------------------------------------------------------------------------------------------------------------------
Loan loss allowance                         (4,505)                                       (4,397)
All other assets                            44,911                                        44,633
-------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                          $    759,685                                  $    729,501
===============================================================================================================================
LIABILITIES AND EQUITY

Interest bearing deposits             $    500,278    $      5,655           2.26%  $    485,480    $      5,183           2.14%
Borrowed funds                             127,454           1,907           2.99        118,272           1,974           3.34
-------------------------------------------------------------------------------------------------------------------------------
Total interest bearing
     liabilities                           627,732    $      7,562           2.41%       603,752    $      7,157           2.37%
-------------------------------------------------------------------------------------------------------------------------------
Demand deposits                             83,107                                        78,239
Other liabilities                            1,324                                         2,020
Shareholders' equity                        47,522                                        45,490
-------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES
     AND EQUITY                       $    759,685                                  $    729,501
===============================================================================================================================
Net Interest-Earning Assets           $     91,547                                  $     85,513
-------------------------------------------------------------------------------------------------------------------------------
Net Interest Income (tax equivalent
     basis)/Interest rate spread (c)                  $     11,527           2.90%                  $     11,329           2.99%
-------------------------------------------------------------------------------------------------------------------------------
Net Interest Margin (d)                                                      3.21%                                         3.29%
-------------------------------------------------------------------------------------------------------------------------------
Deduct tax equivalent adjustment                                67                                            65
-------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                   $     11,460                                  $     11,264
===============================================================================================================================

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

(c) Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(d) Net interest margin represents net interest income (tax equivalent) divided by average interest-earning assets.

For the six months ended June 30, 2005, an increase in average earning assets of $30,014,000 or 4.35% and a 5-basis-point decrease in average rate of return resulted in an increase in volume of $831,000 and a decrease in rate of $228,000. An increase in average interest-bearing liabilities of $23,980,000 or 3.97% and a 4-basis-point increase in average rate of interest paid contributed to an increase in volume of $307,000 and an increase in rate of $98,000.

The following tables show how changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Corporation's interest income and interest expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to:
(1) changes in volume (change in volume multiplied by the prior rate), (2) changes in rate (change in rate multiplied by the prior volume), and (3) the net change. The changes attributable to both changes in volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

VOLUME RATE ANALYSIS

                                    THREE MONTHS ENDED JUNE 30, 2005
                                              COMPARED TO
(Dollar amounts in thousands)       THREE MONTHS ENDED JUNE 30, 2004
-----------------------------------------------------------------------
                                      CHANGE DUE TO
                                 ------------------------
                                   VOLUME         RATE       NET CHANGE
-----------------------------------------------------------------------
Interest Income:
     Loans                       $      322    $      173    $      495
     Securities                         (57)         (101)         (158)
     Federal Funds                       12           (12)            0
-----------------------------------------------------------------------
Total Interest Earned                   277            60           337
-----------------------------------------------------------------------
Interest Expense:
     Interest-bearing deposits            8           241           249
     Other borrowed funds                75           (89)          (14)
-----------------------------------------------------------------------
     Total Interest Expense              83           152           235
-----------------------------------------------------------------------
Change in Net Interest Income    $      194    $      (92)   $      102
=======================================================================

Net interest and dividend income, on a tax-equivalent basis, increased by $102,000 to $5,797,000 for the quarter ended June 30, 2005 as compared to $5,695,000 for the same period in 2004. The net interest margin was 3.23% for the quarter ended June 30, 2005 and 3.25% for the quarter ended June 30, 2004.

The yield of interest-earning assets increased 6 basis points to 5.38% for the quarter ended June 30, 2005 from 5.32% for the same period in 2004. The average cost of interest-bearing liabilities increased by 11 basis points to 2.47% for the quarter ended June 30, 2005 from 2.36% for the same period in 2004.

VOLUME RATE ANALYSIS

                                     SIX MONTHS ENDED JUNE 30, 2005
                                               COMPARED TO
(Dollar amounts in thousands)        SIX MONTHS ENDED JUNE 30, 2004
-----------------------------------------------------------------------
                                      CHANGE DUE TO
                                 ------------------------
                                   VOLUME         RATE       NET CHANGE
-----------------------------------------------------------------------
Interest Income:
     Loans                       $      419    $       63    $      482
     Securities                         413          (288)          125
     Federal Funds                       (1)           (3)           (4)
-----------------------------------------------------------------------
Total Interest Earned                   831          (228)          603
-----------------------------------------------------------------------
Interest Expense:
     Interest-bearing deposits          161           311           472
     Other borrowed funds               146          (213)          (67)
-----------------------------------------------------------------------
     Total Interest Expense             307            98           405
-----------------------------------------------------------------------
Change in Net Interest Income    $      524    $     (326)   $      198
=======================================================================

Net interest and dividend income, on a tax-equivalent basis, increased by $198,000 to $11,527,000 for the six months ended June 30, 2005 as compared to $11,329,000 for the same period in 2004. The net interest margin was 3.21% for the six months ended June 30, 2005 as compared to 3.29% for the same period in 2004.

The decrease in the net interest margin was the result of the decline of interest earned to earning assets. The yield of interest-earning assets decreased 5 basis points to 5.31% for the six months ended June 30, 2005 from 5.36% for the same period in 2004. The average cost of interest-bearing liabilities increased by 4 basis points to 2.41% for the six months ended June 30, 2005 from 2.37% for the same period in 2004.

PROVISION FOR LOAN LOSSES
For the quarters ended June 30, 2005 and 2004, the Bank provided no provision for loan losses. For the quarters ended June 30, 2005 and 2004, recoveries totaled $6,000 and $1,000 and charge-offs totaled $25,000 and $68,000 respectively. For the six-month periods ended June 30, 2005 and 2004, the Bank provided $140,000 and no provision for loan losses, respectively. For the six-month periods ended June 30, 2005 and 2004, recoveries totaled $20,000 and $14,000 and charge-offs totaled $54,000 and $215,000 respectively. The allowance was $4,462,000 or 1.04% of total loans at June 30, 2005 as compared to $4,356,000 or 0.99% of total loans at December 31, 2004. The provision for loan losses brings the Bank's allowance for loan losses to a level determined appropriate by management.

Non-performing loans increased $840,000 to $2,975,000 at June 30, 2005, or 0.69% of total loans, as compared to $2,135,000 or 0.49% of total loans at December 31, 2004, primarily due to the recognition of a commercial loan as non-performing. The increase in non-performing loans is primarily the result of one commercial loan relationship transferred to non-performing status. Management anticipates the non-performing commercial loan to be paid in full during the second half of 2005. The percentage of non-performing and past due loans compared to total assets at June 30, 2005 and December 31, 2004 amounted to 0.39% and 0.28% respectively. The financial outlook for the commercial loan customer that had its loan classified as impaired at March 31, 2005 has improved. Accordingly, that loan has been removed from impaired status at June 30, 2005.

INTEREST RATE SENSITIVITY

The following table sets forth the distribution of the repricing of the Corporation's earning assets and interest-bearing liabilities as of June 30, 2005, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio and the cumulative interest rate sensitivity gap ratio. The table also sets forth the time periods in which earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Banks customers. In addition, various assets and liabilities indicated as repricing within the same period may, in fact, reprice at different times within such period and at different rates.

                                       Three     Over Three    Over One
                                      Months      Months to     Year to     Over Five
(Dollar amounts in thousands)         or Less     One Year    Five Years      Years       Total
--------------------------------------------------------------------------------------------------
Earning Assets                      $   98,632   $   48,081   $  215,425   $  362,837   $  724,975
Interest-Bearing
     Liabilities                       145,396      198,736      279,954        8,107      632,193
--------------------------------------------------------------------------------------------------
Interest Rate
     Sensitivity Gap                $  (46,764)  $ (150,655)  $  (64,529)  $  354,730   $   92,782
==================================================================================================
Cumulative Interest
     Rate Sensitivity Gap           $  (46,764)  $ (197,419)  $ (261,948)  $   92,782

Interest Rate
     Sensitivity Gap Ratio               (6.45)%     (20.78)%      (8.90)%      48.93%

Cumulative Interest
     Rate Sensitivity Gap Ratio          (6.45)%     (27.23)%     (36.13)%      12.80%

The presentation of a run-off and repricing of savings accounts and NOW accounts is based on the Corporation's historical experience with $8,697,000 and $6,207,000, respectively, included in the three-month to one-year category and the remainder placed in the one- to five-year category of the interest-bearing liabilities.

Westbank seeks to manage the mix of asset and liability maturities to control the effect of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on Westbank's earnings due to the rate of variability and short-term maturities of its earning assets.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

                                                 Three Months Ended June 30,    Six Months Ended June 30,
----------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                        2005           2004           2005           2004
----------------------------------------------------------------------------------------------------------
Balance at beginning of period                   $      4,481   $      4,294   $      4,356   $      4,428
Provision for loan losses                                                               140
----------------------------------------------------------------------------------------------------------
                                                        4,481          4,294          4,496          4,428
----------------------------------------------------------------------------------------------------------
Less charge-offs:
      Loans secured by real estate                                                                      82
      Commercial and industrial loans                       4             49              4            100
      Consumer loans                                       21             19             50             33
----------------------------------------------------------------------------------------------------------
                                                           25             68             54            215
----------------------------------------------------------------------------------------------------------
Add recoveries:
      Loans secured by real estate                                         1                             1
      Commercial and industrial loans                                                    10              1
      Consumer loans                                        6                            10             12
----------------------------------------------------------------------------------------------------------
                                                            6              1             20             14
----------------------------------------------------------------------------------------------------------
Net charge-offs                                            19             67             34            201
----------------------------------------------------------------------------------------------------------
Balance at end of period                         $      4,462   $      4,227   $      4,462   $      4,227
==========================================================================================================
Net charge-offs (recoveries) to:
      Average loans                                         -            .02%           .01%           .05%
      Loans at end of period                                -            .02%           .01%           .05%
      Allowance for loan losses at January 1              .44%          1.51%           .78%          4.54%
Allowance for loan losses at June 30
      as a percentage of
            Average loans                                1.00%          1.00%          1.00%           .98%
            Loans at end of period                       1.04%           .99%          1.04%           .99%

The approach the Corporation uses in determining the adequacy of the allowance for loan losses is an exposure method based on the Corporation's loan loss history, among other factors. Quarterly, based on an internal review of the loan portfolio, the Corporation identifies required reserve allocations targeted to specific recognized problem loans that, in the opinion of management, have potential loss exposure or uncertainties relative to the depth of the collateral on these same loans. In addition, the Corporation maintains a formula-based general reserve against the remainder of the loan portfolio, based on the overall mix of the loan portfolio and the loss history of each loan category. The formula reserve allocation is calculated by applying loss factors to outstanding loans by category. Loss factors are based on historical loss experience combined with a comparison to a group of peer banks. The amount of the recorded reserve above the minimum of the formula range is based on management's evaluation of relevant factors (e.g. local area economic statistics, credit quality trends, loan concentrations, industry conditions and delinquency levels) and the percentage of loan loss reserves to aggregate loans.

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

For the quarters ended June 30, 2005 and 2004, the Bank made no additions to the allowance for loan losses. For the quarters ended June 30, 2005 and 2004, recoveries totaled $6,000 and $1,000, and charge-offs totaled $25,000 and $68,000 respectively. At June 30, 2005, management believes the allowance for loan losses is appropriate based on the stable economic conditions in the Bank's overall market. Credit quality and delinquency trends are showing a slight improvement over earlier in the year and management considers the loan portfolio to have a manageable level of risk.

NON-ACCRUAL, PAST DUE AND NON-PERFORMING LOANS

                                          June 30,         March 31,      December 31,     September 30,      June 30,
(Dollar amounts in thousands)               2005             2005             2004             2004             2004
-------------------------------------------------------------------------------------------------------------------------
Non-accrual loans                      $        2,012   $        4,105   $        1,614   $        1,245   $          987
-------------------------------------------------------------------------------------------------------------------------
Loans contractually past
    due 90 days or more
    still accruing                                963              537              521              357              173
-------------------------------------------------------------------------------------------------------------------------
Total non-performing loans             $        2,975   $        4,642   $        2,135   $        1,602   $        1,160
-------------------------------------------------------------------------------------------------------------------------
Non-performing loans
    as a percentage of total loans               0.69%            1.05%            0.49%            0.37%            0.27%
-------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses
    as a percentage of
    non-performing loans                       149.98%           96.53%          204.03%          368.36%          364.40%
-------------------------------------------------------------------------------------------------------------------------
Other real estate owned - net                     630              630              630              706              706
-------------------------------------------------------------------------------------------------------------------------
Total non-performing assets            $        3,605   $        5,272   $        2,765   $        2,308   $        1,866
-------------------------------------------------------------------------------------------------------------------------
Non-performing assets as a
    percentage of total assets                   0.47%            0.69%            0.37%            0.31%            0.24%
-------------------------------------------------------------------------------------------------------------------------

Non-performing loans increased $840,000 to $2,975,000 at June 30, 2005, or 0.69% of total loans, as compared to $2,135,000 or 0.49% of total loans at December 31, 2004, primarily due to the recognition of a commercial loan as non-performing. The increase in non-performing loans is primarily the result of one commercial loan relationship transferred to non-performing status. Management anticipates the non-performing commercial loan to be paid in full during the second half of 2005. The financial outlook for the commercial loan customer that had its loan classified as impaired at March 31, 2005 has improved. Accordingly, the loan has been removed from impaired status at June 30, 2005.

LIQUIDITY

Liquidity refers to the Corporation's ability to generate adequate amounts of cash to fund loan originations, security purchases, deposit withdrawals, and fund dividends on the Corporation's common stock and the amounts payable to Westbank Capital Trust II and III. The Corporation's primary sources of liquidity are principal and interest payments on loans and investment securities, as well deposits and sales of available-for-sale securities and mortgage loans. Loan repayments and maturing investments are a relatively predictable source of funds, while deposit flows and mortgage prepayments are greatly influenced by interest rates and local and general economic factors.

In addition, the Corporation has significant borrowing capacity to fund its liquidity needs. The majority of borrowings to date have consisted primarily of advances from the Federal Home Loan Bank of Boston (FHLB), of which the Bank is a member. Under the terms of the collateral agreement with the FHLB, the Bank pledges residential mortgage loans and mortgage-backed securities, as well as the Bank's stock in the FHLB, as collateral for such transactions. During the second quarter of 2005, the Corporation increased its utilization of borrowings and increased its use of deposits as a source of funds. The average balance of borrowings for the second quarters of 2005 and 2004 were $125,329,000 and $115,404,000 respectively.

The primary source of funds for the payment of dividends by the Corporation is dividends paid to the Corporation by the Bank. The Corporation has not used any off-balance-sheet financing arrangements for liquidity purposes.

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

At June 30, 2005, the Corporation maintained cash balances, short-term investments and investments available for sale totaling $164,028,000, representing 21.35% of total assets, versus $168,559,000 or 22.31% of total assets at December 31, 2004. Management of the Corporation believes that its current liquidity is sufficient to meet current and anticipated funding and operating needs.

The following table summarizes the Corporation's contractual obligations as well as commitments to fund loans:

                                                                   Due in         Due in
                                                    Due in         One to        Three to       Due After
(Dollar amounts in thousands)                      One Year      Three Years    Five Years     Five Years       Total
-------------------------------------------------------------------------------------------------------------------------
Contractual Obligations:
Total borrowings                                 $     50,570   $     13,030   $     30,536   $      8,000   $    102,136
Payable to Westbank Capital Trust II and III                0              0              0         17,526         17,526
Annual rental commitments under non-
     cancelable operating leases                          306            318            115            128            867
-------------------------------------------------------------------------------------------------------------------------
                                                 $     50,876   $     13,348   $     30,651   $     25,654   $    120,529
=========================================================================================================================

                                                                 Expires in     Expires in
                                                  Expires in       One to        Three to      Expires in
(Dollar amounts in thousands)                      One Year      Three Years    Five Years     Five Years       Total
-------------------------------------------------------------------------------------------------------------------------
Commitments:
Commitments to extend credit                     $     27,684   $        154   $          0   $          0   $     27,838
Loan sales commitments                                 22,305              0              0              0         22,305
Undisbursed portion of loans in process and
     unused portions of lines of credit                13,228         24,313          2,389         22,955         62,885
-------------------------------------------------------------------------------------------------------------------------
                                                 $     63,217   $     24,467   $      2,389   $     22,955   $    113,028
=========================================================================================================================

At June 30, 2005, the Corporation had certificates of deposit maturing within the next 12 months amounting to $214,263,000. Based on historical experience, the Corporation anticipates that a significant portion of the maturing certificates of deposit will be renewed with the Corporation.

On September 20, 2004, the Corporation completed a private placement of an aggregate of $17,000,000 of trust preferred securities through two newly-formed Delaware trust affiliates, Westbank Capital Trust II ("Trust II") and Westbank Capital Trust III ("Trust III") (collectively, "the Trusts"), as part of a pooled transaction with several other financial institutions. As part of this transaction, the Corporation issued an aggregate principal amount of $8,763,000 of floating rate junior subordinated deferrable interest debentures to Trust II, which debentures bear an interest rate that resets quarterly at 3-month LIBOR plus 2.19% and an aggregate principal amount of $8,763,000 of fixed/floating rate junior subordinated deferrable interest to Trust III, which debentures bear an initial interest rate of 5.98% until December 2009, at which time they will be reset quarterly at 3-month LIBOR plus 2.19%. These debentures were each issued pursuant to the terms of an indenture dated September 20, 2004 between the Corporation and Wilmington Trust Corporation. The debentures obligate the Corporation to pay interest on their principal sum quarterly in arrears on March 20, June 20, September 20 and December 20 of each year. As long as the Corporation is current in its interest payments, it has the right to defer payments of principal on the debentures by extending the interest payment period on the debentures for up to 20 consecutive quarterly periods. The debentures mature on September 20, 2034 but may be redeemed by the Corporation, in whole or in part, beginning on September 20, 2009, or in whole within 120 days of the occurrence of certain special redemption events. Special redemption events relate to the regulatory capital treatment of the issuances, the Trusts not being deemed investment companies and the non-occurrence of certain tax events. The proceeds were used to redeem the security issued by Westbank Capital
Trust I.

REGULATORY CAPITAL

At June 30, 2005, the Corporation exceeded each of the applicable regulatory capital requirements. As of June 30, 2005, the most recent notification from the Federal Deposit Insurance Corporation (the "FDIC") categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category. The Corporation's and the Bank's actual capital ratios as of June 30, 2005 are also presented in the following table.

                                                                              Minimum for Capital
                                                       Actual                  Adequacy Purposes
                                            ---------------------------   ---------------------------
                                               Amount          Ratio         Amount         Ratio
                                            ------------   ------------   ------------   ------------
June 30, 2005
Total Capital (to Risk Weighted Assets)
         Consolidated                       $     60,867          13.01%  $     39,831           8.00%
         Bank                                     59,106          12.67         37,322           8.00
Tier 1 Capital (to Risk Weighted Assets)
         Consolidated                             55,039          11.76         19,916           4.00
         Bank                                     54,637          11.71         18,661           4.00
Tier 1 Capital (to Average Assets)
         Consolidated                             55,039           7.34         29,984           4.00
         Bank                                     54,637           7.27         30,051           4.00

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

OFF-BALANCE-SHEET ARRANGEMENTS

The Corporation does not have any off-balance-sheet arrangements that have or are reasonable likely to have a current or future effect on the Corporation's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. The Corporation's primary financial instruments with off-balance-sheet risk are limited to loan servicing for others, obligations to fund loans to customers pursuant to existing commitments and commitments to sell mortgage loans through loan sales agreements. For more information on loan sales agreements, see Note J, "Loan Sales Commitments."

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

            There have been no repurchases of the Corporation's common stock during the three months ended June 30, 2005.

ITEM 3.     Defaults Upon Senior Securities  -  None

ITEM 4.     Submission of Matters to a Vote of Security Holders

            The Corporation held its Annual Meeting of Shareholders on April 20, 2005. At the Annual Meeting, the shareholders of the Corporation took the following actions:

            a. Elected Mark A. Beauregard, Robert J. Perlak and James E. Tremble to serve until the 2008 Annual Meeting of Shareholders. The voting results for the election of Directors were as follows:

                        Name                 For          Withheld
                 ------------------       ---------       --------
                 Mark A. Beauregard       4,005,205        40,313
                  Robert J. Perlak        4,009,664        35,854
                  James E. Tremble        3,999,972        45,546

ITEM 5.     Other Information  -  None

ITEM 6.     Exhibits

            3.   Articles of Organization and By-Laws, as amended *
                 (a)    Articles of Organization, as amended *
                 (b)    By-Laws, as amended *

            31.1 Certification of Chief Executive Officer, pursuant to
                 Rule 13a-14(a)/15d-14(a)

            31.2 Certification of Chief Financial Officer, pursuant to
                 Rule 13a-14(a)/15d-14(a)

            32.1 Certification of Chief Executive Officer, pursuant to
                 Section 1350

            32.2 Certification of Chief Financial Officer, pursuant to
                 Section 1350

* Incorporated by reference to identically numbered exhibits contained in Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           WESTBANK CORPORATION

Date: August 5, 2005                       /s/  Donald R. Chase
                                           -------------------------------------
                                           Donald R. Chase
                                           President and Chief Executive Officer

Date: August 5, 2005                       /s/  John M. Lilly
                                           -------------------------------------
                                           John M. Lilly
                                           Treasurer and Chief Financial Officer