Form 10-Q
period 2005-09-30
WESTBANK CORP
filed 2005-11-08
CIK 742070

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

                For the quarterly period ended September 30, 2005

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

                                 YES [X]  NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 YES [ ]  NO [X]

   Common stock, par value $2.00 per share: 4,769,459 shares outstanding as of
                                October 31, 2005.

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

ITEM 1.    FINANCIAL STATEMENTS

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(Dollar amounts in thousands, except share data)              September 30, 2005    December 31, 2004
------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks:
      Non-interest-bearing                                    $           15,152    $           12,451
      Interest-bearing                                                         9                    34
Federal funds sold                                                            61                   669
------------------------------------------------------------------------------------------------------
Total cash and cash equivalents                                           15,222                13,154
------------------------------------------------------------------------------------------------------
Investment securities available for sale, at fair value                  154,386               155,405
Investment securities held to maturity, at amortized cost
      (fair value of $127,117 at September 30, 2005
      and $112,158 at December 31, 2004)                                 128,946               112,424
------------------------------------------------------------------------------------------------------
Total investment securities                                              283,332               267,829
------------------------------------------------------------------------------------------------------
Investment in Federal Home Loan Bank stock                                 6,450                 6,450
Loans, net of allowance for loan losses ($4,283 at
      September 30, 2005 and $4,356 at December 31, 2004)                431,337               434,119
Property and equipment, net                                                7,255                 6,885
Accrued interest receivable                                                3,637                 3,655
Other real estate owned                                                      630                   630
Goodwill                                                                   8,837                 8,837
Bank-owned life insurance                                                  9,073                 9,204
Investment in unconsolidated investee                                        526                   526
Deferred income taxes                                                        703                 1,477
Other assets                                                               4,084                 2,781
------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                  $          771,086    $          755,547
======================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
      Non-interest-bearing                                    $           84,338    $           83,864
      Interest-bearing                                                   505,457               505,274
------------------------------------------------------------------------------------------------------
            Total deposits                                               589,795               589,138
Borrowed funds                                                           111,574                97,354
Interest payable on deposits and borrowings                                  571                   550
Junior subordinated debentures                                            17,526                17,526
Other liabilities                                                          4,089                 3,517
------------------------------------------------------------------------------------------------------
            Total liabilities                                            723,555               708,085
------------------------------------------------------------------------------------------------------
Stockholders' Equity:
Preferred stock, par value $5 per share,
      authorized 100,000 shares, none issued
Common stock, par value $2 per share,
      authorized 9,000,000 shares, issued
      4,770,589 in 2005 and 4,746,397 in 2004                              9,541                 9,493
Unearned compensation restricted stock                                    (1,479)               (1,652)
Additional paid in capital                                                19,004                20,377
Retained earnings                                                         21,835                19,958
Treasury stock, at cost (9,315 shares at September 30, 2005
      and 28,818 shares at December 31, 2004)                               (167)                 (606)
Accumulated other comprehensive loss                                      (1,203)                 (108)
------------------------------------------------------------------------------------------------------
            Total Stockholders' Equity                                    47,531                47,462
------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $          771,086    $          755,547
======================================================================================================

     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                           Three Months Ended September 30,     Nine Months Ended September 30,
(Unaudited)                                               ---------------------------------    ---------------------------------
(Dollar amounts in thousands, except per share data)           2005              2004               2005              2004
--------------------------------------------------------------------------------------------------------------------------------
Interest and Dividend Income:
      Interest and fees on loans                          $         6,528   $         6,140    $        19,315   $        18,448
      Interest and dividend income on securities                    3,102             3,227              9,332             9,331
      Interest on federal funds sold                                    2                 8                  7                17
--------------------------------------------------------------------------------------------------------------------------------
Total interest and dividend income                                  9,632             9,375             28,654            27,796
Interest expense:
      Interest on deposits                                          3,121             2,645              8,776             7,828
      Interest on borrowed funds                                      928             1,048              2,835             3,022
--------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                              4,049             3,693             11,611            10,850
--------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                 5,583             5,682             17,043            16,946
Provision for loan losses                                               -               150                140               150
--------------------------------------------------------------------------------------------------------------------------------
Net interest income after
      provision for loan losses                                     5,583             5,532             16,903            16,796
--------------------------------------------------------------------------------------------------------------------------------
Non-interest income:
      Gain on sale of securities                                        -               280                 96               507
      Other-than-temporary impairment
            of investment securities                                    -              (583)                 -              (583)
      Gain on sale of loans                                           250                14                415               441
      Other non-interest income                                       752               778              2,610             2,335
--------------------------------------------------------------------------------------------------------------------------------
Total non-interest income                                           1,002               489              3,121             2,700
--------------------------------------------------------------------------------------------------------------------------------
Non-interest expense:
      Salaries and benefits                                         2,736             2,644              8,253             7,807
      Other non-interest expense                                    1,682             2,426              5,003             5,506
      Occupancy - net                                                 420               387              1,324             1,233
--------------------------------------------------------------------------------------------------------------------------------
Total non-interest expense                                          4,838             5,457             14,580            14,546
--------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                          1,747               564              5,444             4,950
Provision for income taxes                                            549               112              1,587             1,468
--------------------------------------------------------------------------------------------------------------------------------
Net Income                                                $         1,198   $           452    $         3,857   $         3,482
================================================================================================================================
Earnings per share
      Basic                                               $          0.26   $          0.10    $          0.82   $          0.76
      Diluted                                             $          0.25   $          0.09    $          0.79   $          0.72

     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 2004 AND NINE MONTHS ENDED SEPTEMBER 30, 2005

                                  COMMON STOCK        UNEARNED                                              ACCUMULATED
(Unaudited)                     ------------------  COMPENSATION  ADDITIONAL             TREASURY STOCK        OTHER
(Dollar amounts in thousands,                PAR     RESTRICTED    PAID IN    RETAINED  -----------------  COMPREHENSIVE
except share data)               SHARES     VALUE      STOCK       CAPITAL    EARNINGS   SHARES   AMOUNT    INCOME (LOSS)   TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE - JANUARY 1, 2004       4,523,480  $ 9,047                $   14,524  $ 22,724  114,232  $ (1,692) $          672  $ 45,275
===================================================================================================================================
Net income                                                                       4,611                                        4,611
Cash dividends declared
  ($.56 per share)                                                              (2,561)                                      (2,561)
Issuance of shares for
  stock option plan                                                     (611)           (92,847)    1,369                       758
Issuance of shares for
  dividend reinvestment and
    stock purchase plan                                                  126            (34,076)      561                       687
Change in unrealized
  gain/(loss) on securities
  available for sale                                                                                                 (780)     (780)
Purchase of common stock                                                                 41,395      (842)                     (842)
Income tax benefit for
  exercise of non-qualified
  stock options                                                          182                                                    182
Stock option compensation                                                 11                                                     11
Issuance of restricted stock
  award                                                   (1,785)      1,785                                                      -
Amortization of unearned
  compensation                                               133                                                                133
5% common stock dividend          222,917      446                     4,360    (4,816)     114        (2)                      (12)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2004     4,746,397    9,493        (1,652)     20,377    19,958   28,818      (606)           (108)   47,462
===================================================================================================================================
Net income                                                                       3,857                                        3,857
Cash dividends declared
  ($.42 per share)                                                              (1,980)                                      (1,980)
Issuance of shares for
  stock option plan                                                     (200)           (14,356)      303                       103
Issuance of shares for
  dividend reinvestment and
  stock purchase plan              24,192       48                       330            (10,282)      221                       599
Purchase of common stock                                                                  5,135       (85)                      (85)
Change in unrealized
  gain/(loss) on securities
  available for sale                                                                                               (1,095)   (1,095)
Acquisition of common
  stock for Restricted Stock
  Plan (Note G)                                                       (1,547)                                                (1,547)
Income tax benefit for
  exercise of non-qualified
  stock options                                                           44                                                     44
Amortization of unearned
  compensation (Note G)                                      173                                                                173
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE - SEPTEMBER 30, 2005    4,770,589  $ 9,541  $     (1,479) $   19,004  $ 21,835    9,315  $   (167) $       (1,203) $ 47,531
===================================================================================================================================

     See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                            Three Months Ended September 30,     Nine Months Ended September 30,
(Unaudited)                                                ----------------------------------   ----------------------------------
(Dollar amounts in thousands)                                   2005               2004              2005               2004
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                 $         1,198    $           452   $         3,857    $         3,482
----------------------------------------------------------------------------------------------------------------------------------
Change in unrealized gain (loss) on securities
  available for sale, net of income tax expense
  (benefit) of $(605) and $1,028 for the three-month and
  $(596) and $(410) for the nine-month periods ended
  September 30, 2005 and 2004, respectively                         (1,051)             1,996            (1,038)              (796)
Less reclassification adjustment for gains
  included in net income, net of income tax expense
  (benefit) of $- and $103 for the three-month and
  $39 and $(26) for the nine-month periods ended
  September 30, 2005 and 2004, respectively                              -                200               (57)                50
----------------------------------------------------------------------------------------------------------------------------------
Other Comprehensive (Loss) Income                                   (1,051)             2,196            (1,095)              (746)
----------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                       $           147    $         2,648   $         2,762    $         2,736
==================================================================================================================================

     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Nine Months Ended September 30,
(Unaudited)                                                                        ----------------------------------
(Dollar amounts in thousands)                                                           2005               2004
---------------------------------------------------------------------------------------------------------------------
Operating activities:
Net income                                                                         $         3,857    $         3,482
      Adjustments to reconcile net income to net
            cash provided by operating activities:
                  Provision for loan losses                                                    140                150
                  Net amortization of premiums and discounts
                        on investments and loans                                                 9               (108)
                  Loan originations - available-for-sale                                    (2,063)            (4,134)
                  Proceeds from sale of available-for-sale loans                             2,061              4,193
                  Depreciation and amortization                                                603                641
                  Gain on sale of securities                                                   (96)              (507)
                  Other-than-temporary impairment of investment securities                       -                583
                  Gain on sale of loans                                                       (415)              (441)
                  (Increase) decrease in mortgage servicing asset                             (222)                38
                  Excess bank-owned life insurance proceeds over book value                   (472)              (182)
                  Increase in cash surrender value of bank-owned life insurance               (236)              (262)
                  Gain on sale of other assets                                                  (1)                 -
                  Deferred income taxes                                                        774             (1,283)
                  Stock compensation                                                           173                 80
      Income tax benefit for exercise of non-qualified stock options                            44                102
      Changes in assets and liabilities:
            Accrued interest receivable                                                         18               (492)
            Other assets                                                                      (477)               765
            Accrued interest payable on deposits and borrowings                                 21                 32
            Other liabilities                                                                  572              1,835
=====================================================================================================================
Net cash provided by operating activities                                                    4,290              4,492
=====================================================================================================================
Investing activities:
      Securities:
            Held to maturity:
                  Purchases                                                                (26,270)           (72,256)
                  Proceeds from maturities and principal payments                            9,725              9,268
            Available for sale:
                  Purchases                                                                 (7,621)           (78,393)
                  Proceeds from sales                                                        1,918             42,220
                  Proceeds from maturities and principal payments                            5,080             91,258
Purchase of loans                                                                          (19,648)                 -
Net increase in loans                                                                      (21,893)           (12,771)
Proceeds from loan sales                                                                    44,630             17,094
Purchases of property and equipment                                                           (973)              (691)
Proceeds from bank-owned life insurance                                                        839                484
Proceeds from sale of other assets                                                              24                  -
=====================================================================================================================
Net cash used in investing activities                                                      (14,189)            (3,787)
=====================================================================================================================
Financing activities:
      Net increase in deposits                                                                 657             57,638
      Net decrease in short-term borrowings                                                 (2,429)           (31,789)
      Proceeds from long-term borrowing                                                     20,000              2,500
      Repayment of long-term borrowings                                                     (3,351)            (6,623)
      Proceeds from junior subordinated debentures                                               -             17,526
      Repayment of junior subordinated debentures                                                -            (17,526)
      Purchase of common stock                                                              (1,632)              (816)
      Proceeds from exercise of stock options,
            stock purchase plan and dividend reinvestment                                      702              1,161
      Dividends paid                                                                        (1,980)            (1,916)
=====================================================================================================================
Net cash provided by financing activities                                                   11,967             20,155
=====================================================================================================================
Increase in cash and cash equivalents                                                        2,068             20,860
Cash and cash equivalents at beginning of period                                            13,154             14,678
=====================================================================================================================
Cash and cash equivalents at end of period                                         $        15,222    $        35,538
=====================================================================================================================
Cash paid:
      Interest on deposits and borrowings                                          $        11,590    $        10,818
      Income taxes                                                                             972              1,643
Supplemental disclosure of cash flow information:
      Transfer of loans to other real estate owned                                               -                574
      Unrealized loss on securities available for sale, net of taxes                        (1,095)              (746)
      Transfer of loans to loans held for sale                                              21,954                  -

     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)

NOTE A  -  GENERAL INFORMATION

Westbank Corporation (the "Corporation") is a Massachusetts-chartered corporation and a registered bank holding company. The Corporation has a wholly-owned bank subsidiary, Westbank, a Massachusetts-chartered commercial bank and trust company (the "Bank"). The Bank has two subsidiaries: Park West Securities Corporation and PWB&T, Inc. (PWB&T). The Corporation is headquartered in West Springfield, Massachusetts. As of September 30, 2005, the Bank had seventeen offices located in Massachusetts and Connecticut that provide a full range of retail banking services to individuals, businesses and nonprofit organizations. The accompanying unaudited condensed consolidated financial statements include the Corporation, the Bank and the Bank's two subsidiaries. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements.

NOTE B  -  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for the three-month and nine-month periods ended September 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles"). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim reports. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts. Actual results could differ significantly from these estimates.

For further information, please refer to the Consolidated Financial Statements and footnotes thereto included in the Westbank Corporation Annual Report on Form 10-K for the year ended December 31, 2004.

NOTE C  -  FINANCIAL STATEMENT RECLASSIFICATIONS

Certain amounts in the December 31, 2004 and September 30, 2004 financial statements have been reclassified to conform to the September 30, 2005 presentation. The reclassifications consist primarily of changes to the Statement of Cash Flows for the nine months ended September 30, 2004.

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

At its March 2004 meeting, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 03-1, "Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"), that prescribes guidance to be used to determine when an investment in debt and equity securities is considered impaired, whether the impairment is other than temporary and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment. The effective date for the impairment measurement and recognition guidance of EITF 03-1 was delayed. On June 29, 2005, the FASB staff decided not to provide additional guidance on the meaning of other-than-temporary impairment but to issue guidance emphasizing other relevant other-than-temporary guidance, such as in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The staff will issue proposed FASB Staff Position (FSP) EITF 03-1-a, under the new title FSP FAS 115-1. FSP 115-1 will replace the guidance set forth in EITF Issue 03-1. FSP 115-1 will clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The final FSP is expected to be issued in the fourth quarter of 2005. It will be effective for periods beginning after December 15, 2005.

NOTE E  -  FINANCIAL LETTERS OF CREDIT

The Corporation has financial letters of credit that require the Corporation to make payment in the event of the customer's default, as defined in the agreements. The Corporation measures and considers recognition of the fair value of the guarantee obligation at inception. The Corporation estimates the initial fair value of the letters of credit based on the fee received from the customer. The fees collected as of September 30, 2005 were immaterial; therefore, these guarantee obligations are not reflected in the accompanying condensed consolidated financial statements. The maximum potential undiscounted amount of future payments of letters of credit as of September 30, 2005 are approximately $281,000, all of which will expire within one year. Amounts due under these letters of credit would be reduced by any proceeds that the Corporation would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The Corporation has not recorded any contingent liabilities related to these letters of credit.

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

The combined cost of the Corporation's defined benefit portion of the Directors and Executives Supplemental Retirement Plan includes the following components:

                                       Three Months Ended September 30,    Nine Months Ended September 30,
                                      ---------------------------------   ---------------------------------
                                           2005              2004              2005              2004
-----------------------------------------------------------------------------------------------------------
Service cost                          $        41,822   $        30,319   $       118,186   $        90,957
Interest cost                                  56,960            43,032           162,710           129,096
Amortization of prior service cost             31,235            31,235            93,705            93,705
Amortization of net loss                       20,571                 -            47,508                 -
-----------------------------------------------------------------------------------------------------------
Net periodic benefit cost             $       150,588   $       104,586   $       422,109   $       313,758
===========================================================================================================

The weighted average assumptions utilized to determine the benefit obligation and net benefit cost are as follows:

At September 30,                           2005     2004
---------------------------------------------------------
Discount rate                              5.75%     6.30%
Rate of increase in compensation levels    5.00%     5.00%

The Corporation does not expect to contribute to the Directors and Executives Supplemental Retirement Plan in 2005.

NOTE G  -  STOCK-BASED COMPENSATION

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

For the nine-month period ended September 30, 2005, the Corporation, through a Trustee, purchased 92,505 shares of common stock, for a total purchase price of $1,547,000, on the open market pursuant to the RRP. These restricted common shares are currently held in trust until vested. On May 25, 2005, 12,005 shares of the award vested and became unrestricted shares of common stock. For the nine months ended September 30, 2005, the Corporation recognized compensation expense of $173,000 based on the fair value of the common stock on the grant date.

The Corporation currently accelerates compensation cost for retired employees and Directors at the date of retirement. Upon adoption of SFAS No. 123 (R), for any new Awards granted, the Corporation will recognize compensation expense for the period from the date of grant through the date that the employee first becomes eligible for retirement. In some cases, this will result in the recognition of compensation cost over a shorter period than the stated vesting period. Had the Corporation applied the accelerated vesting methodology in SFAS No. 123 (R), additional compensation expense of $9,600 would have been recognized for the three months ended September 30, 2005 and 2004 respectively. For the nine months ended September 30, 2005 and 2004, the Corporation would have recognized additional compensation expense totaling $28,900 and $12,900 respectively.

NOTE H  -  EARNINGS PER SHARE

Basic earnings per share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if certain potentially dilutive common shares were issued during the period. For the three-month periods ended September 30, 2005 and 2004, 88,900 and 100,905 potentially dilutive common shares, respectively, were excluded from the following table because the effect was antidilutive. For the nine-month periods ended September 30, 2005 and 2004, 95,276 and 69,937 potentially dilutive common shares, respectively, were excluded from the following table because the effect was antidilutive. The following table sets forth the components of basic and diluted earnings per share:

                                                                                    Three Months Ended September 30,
                                                                                   ----------------------------------
(Dollar amounts in thousands, except per-share data)                                    2005               2004
---------------------------------------------------------------------------------------------------------------------
Net income                                                                         $         1,198    $           452
Weighted average shares outstanding
      Basic weighted average shares outstanding                                          4,694,043          4,694,391
      Dilutive potential common shares                                                     176,512            255,705
---------------------------------------------------------------------------------------------------------------------
Diluted weighted average shares outstanding                                              4,870,555          4,950,096
---------------------------------------------------------------------------------------------------------------------
Earnings per share
      Basic earnings per share                                                     $          0.26    $          0.10
      Diluted earnings per share                                                   $          0.25    $          0.09
---------------------------------------------------------------------------------------------------------------------

                                                                                    Nine Months Ended September 30,
                                                                                   ----------------------------------
(Dollar amounts in thousands, except per-share data)                                    2005               2004
---------------------------------------------------------------------------------------------------------------------
Net income                                                                         $         3,857    $         3,482
Weighted average shares outstanding
      Basic weighted average shares outstanding                                          4,717,454          4,572,912
      Dilutive potential common shares                                                     189,045            258,202
---------------------------------------------------------------------------------------------------------------------
Diluted weighted average shares outstanding                                              4,906,499          4,831,114
---------------------------------------------------------------------------------------------------------------------
Earnings per share
      Basic earnings per share                                                     $          0.82    $          0.76
      Diluted earnings per share                                                   $          0.79    $          0.72
---------------------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

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

Forward-looking statements speak only as of the date they were made. While the Corporation periodically reassesses material trends and uncertainties affecting the Corporation's performance in connection with its preparation of management's discussion and analysis of results of operations and financial condition contained in its quarterly and annual reports, the Corporation does not intend to review, revise or update any particular forward-looking statement.

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

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate. Net unrealized losses are recognized through a valuation allowance charged to income. At September 30, 2005, there were no mortgage loans held for sale.

ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED LOAN COMMITMENTS  -
The approach the Corporation uses in determining the adequacy of the allowance for loan losses is an exposure method based on the Corporation's loan loss history, among other factors. Quarterly, based on an internal review of the loan portfolio, the Corporation identifies required reserve allocations targeted to specific recognized problem loans that, in the opinion of management, have potential loss exposure or uncertainties relative to the depth of the collateral on these same loans. In addition, the Corporation maintains a formula-based general reserve against the remainder of the loan portfolio, based on the overall mix of the loan portfolio and the loss history of each loan category. The formula-based reserve allocation is calculated by applying loss factors to outstanding loans by category. Loss factors are based on historical loss experience combined with a comparison to a group of peer banks. The amount of the recorded reserve above the minimum of the formula range is based on management's evaluation of relevant factors (e.g., local area economic statistics, credit quality trends, loan concentrations, industry conditions and delinquency levels) and the percentage of loan loss reserves to aggregate loans.

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

At September 30, 2005, the allowance for loan losses totaled $4,283,000, representing 0.98% of total loans and 214.90% of non-performing loans. Please see "Provision and Allowance for Loan Losses" in this Management's Discussion and Analysis for further discussion of the Corporation's methodology in determining the allowance as of September 30, 2005.

In addition to the allowance for loan losses, the Corporation also maintains an allowance for losses for unfunded loan commitments ("the reserve"). The reserve relates to available home equity lines, commercial lines of credit, and unfunded commercial and construction loans. At September 30, 2005, the reserve totaled $149,000 and is included in other liabilities in the accompanying condensed consolidated balance sheet. At December 31, 2004, the reserve totaling approximately $160,000 was included in the allowance for loan losses. On a quarterly basis, management evaluates and determines a reserve level appropriate for the unfunded loan commitments.

OVERVIEW  -
Westbank Corporation (the "Corporation" or "Westbank") is a Massachusetts-chartered corporation and a registered bank holding company. The Corporation has a wholly-owned bank subsidiary, Westbank, a Massachusetts chartered commercial bank and trust company formed in 1962. The Bank has two subsidiaries: Park West Securities Corporation and PWB&T. The Corporation is headquartered in West Springfield, Massachusetts. As of September 30, 2005, the Bank had seventeen offices located in Massachusetts and Connecticut that provide a full range of retail banking services to individuals, businesses and nonprofit organizations.

The primary source of Westbank's revenue is interest earned on loans and securities and fee income. The Corporation has experienced growth and increased revenue from its commercial lending and leasing.

Westbank Corporation has a growth-oriented strategy focused on shareholder value, expanding its banking franchise, unparalleled service and effective capital management.

RECENT DEVELOPMENTS  -
The Corporation is always striving to find new and improved ways to serve its customers. During 2005, two new services have been introduced. The Corporation now offers non-deposit investment products at the Bank's branch offices. These non-deposit investment products are made available through an alliance with Infinex Financial Group. These services include a full range of investment services, annuities and other insurance products. On October 26, 2005, the Corporation launched "Overdraft Privilege". Overdraft Privilege is an overdraft protection service for all Westbank checking customers. Westbank will honor overdrafts up to a pre-determined limit based on type of checking account. Management anticipates that these new services will increase non-interest income over the next year.

The Corporation is planning to relocate its Southwick, Massachusetts, branch. The new Southwick branch opening is planned for the first quarter of 2006. In August 2005, the branch located at 1 East Silver Street in Westfield, Massachusetts, was closed. The majority of the customers from the closed branch have been incorporated into the Bank's Westfield branch located at 10 Broad Street.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2005 AND DECEMBER 31, 2004 - Total assets increased by $15,539,000 to $771,086,000 at September 30, 2005 from $755,547,000 at December 31, 2004, primarily due to an increase in held-to-maturity investment securities.

Earning assets increased as a result of an increase in investments of $15,503,000 offset by a decrease in loans, federal funds sold and interest-bearing cash of $3,488,000. As of September 30, 2005 and December 31, 2004, earning assets amounted to $725,472,000 or 94.0% of total assets and $713,457,000 or 94.4% of total assets, respectively. Earning assets include a diverse portfolio of earning instruments, including loans and securities issued by federal, state and municipal authorities. These earning assets are financed through a combination of interest-bearing and interest-free sources.

Securities increased by $15,503,000, or 5.8%, to $283,332,000 at September 30, 2005 from $267,829,000 at December 31, 2004, primarily due to the purchase of held-to-maturity investment securities.

Net loans decreased by $2,782,000, or 0.6%, to $431,337,000 at September 30, 2005 from $434,119,000 at December 31, 2004.

o Commercial real estate and commercial and industrial loans increased by $21,838,000, or 11.5%, to $211,208,000 at September 30, 2005 from
     $189,370,000 at December 31, 2004.

o Residential real estate loans decreased by $26,037,000, or 16.1%, to $135,869,000 at September 30, 2005 from $161,906,000 at December 31, 2004.
     The primary driver for the decrease in residential real estate loans is the sale of approximately $44,000,000 of fixed-rate, long-term mortgages during the second and third quarters of 2005. This decrease is offset by a purchase of approximately $19,000,000 in shorter-term mortgages during the second quarter of 2005.

o Indirect auto loans increased by $2,111,000, or 5.4%, to $41,015,000 at September 30, 2005 from $38,904,000 at December 31, 2004.

Total deposits increased by $657,000, or 0.1%, to $589,795,000 at September 30, 2005 from $589,138,000 at December 31, 2004. The primary driver for the increase in deposits is NOW accounts, which increased by $22,956,000 or 53.6% from December 31, 2004 to September 30, 2005. The increase in NOW accounts is primarily attributed to the new capital access account introduced in late 2004. This is a tiered account that allows the depositor increased flexibility to access their funds, while earning premium interest rates. Demand deposit accounts also had a marginal increase of 0.6% or $475,000 from December 31, 2004 to September 30, 2005. These increases were offset primarily by a decrease in savings and money market accounts of 17.8% or $21,964,000.

Stockholders' equity at September 30, 2005 and December 31, 2004 was $47,531,000 and $47,462,000 respectively, which represented 6.16% of total assets as of September 30, 2005 and 6.28% of total assets as of December 31, 2004. The change is primarily comprised of net income of $3,857,000 for the nine months ended September 30, 2005, issuance of 48,830 shares of common stock for $702,000, the payment of quarterly dividends of $0.14 per share on January 20, 2005, April 20, 2005 and July 20, 2005, which aggregated $1,980,000, the net unrealized loss on securities available for sale amounting to $1,095,000 and amortization of unearned compensation related to the restricted stock award of $173,000. Stockholders' equity also decreased $1,547,000 due to the purchase of common stock for the restricted stock plan and increased $44,000 due to the income tax benefit due to the exercise of non-qualified stock options. During the third quarter of 2005, the Corporation resumed its share repurchase plan with the repurchase of 5,135 shares of common stock for a total of $85,000.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004 -

GENERAL
Net income was $1,198,000, or $0.25 per diluted share, for the quarter ended September 30, 2005 as compared to $452,000, or $0.09 per diluted share, for the same period in 2004. Net interest income decreased $99,000 to $5,583,000 for the quarter ended September 30, 2005 as compared to $5,682,000 for the same period in 2004. The decrease in net interest income was offset by an increase in non-interest income and a decrease in non-interest expense.

Non-interest income increased $513,000 to $1,002,000 for the quarter ended September 30, 2005 from $489,000 in the same period of 2004. The increase in non-interest income is primarily due to an other-than-temporary impairment charge of $583,000 recognized in the third quarter of 2004. The increase in non-interest income is also due to an increase in gains related to the sale of loans for the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004. Other non-interest income decreased slightly for the three months ended September 30, 2005 as compared to the same period in 2004, primarily due to a decrease of $27,000 in income generated from service charges on deposit accounts and a $6,000 decrease in mortgage servicing income. These decreases were partially offset by an increase in ATM and debit card fees totaling approximately $7,500.

Non-interest expense was $4,838,000 and $5,457,000 for the quarters ended September 30, 2005 and September 30, 2004 respectively. Salaries and benefits increased by $92,000 and occupancy increased by $33,000, while other non-interest expense decreased by $744,000. The increases in salaries and benefits and occupancy are primarily the result of general additions to staff and overall growth of the Corporation. The decrease in other non-interest expense is primarily the result of a write-off of origination costs totaling $807,000 during the third quarter of 2004. These origination costs were related to the Corporation's initial trust preferred financing, which was redeemed during the third quarter of 2004. Not including the write-off of origination costs, there was a $63,000 increase in other non-interest expense for the quarter ended September 30, 2005 as compared to the same period in 2004.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004 -

GENERAL
Net income was $3,857,000 or $0.79 per diluted share for the nine months ended September 30, 2005 as compared to $3,482,000 or $0.72 per diluted share for the same period in 2004. Net interest income increased $97,000 to $17,043,000 for the nine-month period ended September 30, 2005 as compared to $16,946,000 for the same period in 2004. The increase in net interest income was partially offset by an increase in non-interest expense.

Non-interest income increased $421,000 to $3,121,000 for the nine months ended September 30, 2005 from $2,700,000 in the same period of 2004. The increase in non-interest income is primarily due to an other-than-temporary impairment charge of $583,000 recognized in the third quarter of 2004. In addition, other non-interest income increased by $275,000 for the nine-month period ended September 30, 2005 as compared to the nine-month period ended September 30, 2004. The main drivers of the increase in other non-interest income were an increase in life insurance proceeds totaling $290,000, higher ATM and debit card fees amounting to $70,000, and higher trust department earnings of $50,000. These increases were partially offset by a decrease of $73,000 in income generated from service charges on deposit accounts and a $30,000 decrease in mortgage servicing income.

Non-interest expense was $14,580,000 and $14,546,000 for the nine-month periods ended September 30, 2005 and 2004 respectively. Salaries and benefits increased by $446,000 and occupancy increased by $91,000, while other non-interest expense decreased by $503,000. The increases in salaries and benefits and occupancy are primarily the result of general additions to staff and overall growth of the Corporation and an additional $93,000 in stock compensation expense recognized in the nine months ended September 30, 2005 as compared to the same period in the prior year. The decrease in other non-interest expense is primarily the result of a write-off of origination costs totaling $807,000 during the third quarter of 2004. These origination costs were related to the Corporation's initial trust preferred financing, which was redeemed during the third quarter of 2004. Excluding the write-off of origination costs, there was an increase of $304,000 in other non-interest expense for the nine-month period ended September 30, 2005 as compared to the same period in 2004. The main drivers of the increase in other non-interest expense were higher advertising costs and audit and exam fees. The increase in advertising costs is the result of the increasingly competitive banking environment in Western Massachusetts and Connecticut.

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

The following tables set forth the information relating to the Bank's average balances at, and net interest income for, the three months and nine months ended September 30, 2005 and 2004, and reflect the average yield on assets and average cost of liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates and terms and fees earned when real estate loans are prepaid or refinanced.

                                                            Three Months Ended September 30,
                              ------------------------------------------------------------------------------------------
                                                  2005                                           2004
------------------------------------------------------------------------------------------------------------------------
                                 Average                         Average         Average                       Average
(Dollar amounts in thousands)    Balance      Interest (a)        Rate           Balance     Interest (a)       Rate
------------------------------------------------------------------------------------------------------------------------
ASSETS

Federal funds sold and
 temporary investments        $        255    $          2            3.14%   $      1,971   $          8           1.62%
Securities                         274,477           3,106            4.53         278,800          3,231           4.64
Loans (b)                          438,094           6,557            5.99         433,542          6,169           5.69
------------------------------------------------------------------------------------------------------------------------
Total earning assets               712,826    $      9,665            5.42%        714,313   $      9,408           5.27%
------------------------------------------------------------------------------------------------------------------------
Loan loss allowance                 (4,543)                                         (4,250)
All other assets                    45,281                                          46,515
------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                  $    753,564                                    $    756,578
========================================================================================================================
LIABILITIES AND EQUITY

Interest-bearing deposits     $    506,673    $      3,121            2.46%   $    495,705   $      2,645           2.13%
Borrowed funds                     113,257             928            3.28         128,163          1,048           3.27
------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
 liabilities                       619,930           4,049            2.61         623,868          3,693           2.37
------------------------------------------------------------------------------------------------------------------------
Demand deposits                     83,278                                          85,652
Other liabilities                    2,648                                           1,434
Shareholders' equity                47,708                                          45,624
------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES
 AND EQUITY                   $    753,564                                    $    756,578
========================================================================================================================
Net interest-earning assets   $     92,896                                    $     90,445
------------------------------------------------------------------------------------------------------------------------
Net interest income (tax
 equivalent basis)/Interest
 rate spread (c)                              $      5,616            2.81%                  $      5,715           2.90%
------------------------------------------------------------------------------------------------------------------------
Net interest margin (d)                                               3.15%                                         3.20%
------------------------------------------------------------------------------------------------------------------------
Deduct tax equivalent
 adjustment                                             33                                             33
------------------------------------------------------------------------------------------------------------------------
Net Interest Income                           $      5,583                                   $      5,682
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

For the quarter ended September 30, 2005, a decrease in average earning assets of $1,487,000 or 0.21% and a 15-basis-point increase in average rate of return resulted in a decrease in volume of $18,000 and an increase in rate of $275,000. A decrease in average interest-bearing liabilities of $3,938,000 or 0.63% and a 24-basis-point increase in average rate of interest paid contributed to a decrease in volume of $60,000 and an increase in rate of $416,000.

                                                             Nine Months Ended September 30,
                              ------------------------------------------------------------------------------------------
                                                  2005                                           2004
------------------------------------------------------------------------------------------------------------------------
                                 Average                         Average         Average                       Average
(Dollar amounts in thousands)    Balance      Interest (a)        Rate           Balance     Interest (a)       Rate
------------------------------------------------------------------------------------------------------------------------
ASSETS

Federal funds sold and
 temporary investments        $        161    $          7            5.80%   $      2,281   $         17           0.99%
Securities                         274,808           9,343            4.53         264,396          9,342           4.71
Loans (b)                          442,107          19,404            5.85         430,974         18,534           5.73
------------------------------------------------------------------------------------------------------------------------
Total earning assets               717,076    $     28,754            5.35%        697,651   $     27,893           5.33%
------------------------------------------------------------------------------------------------------------------------
Loan loss allowance                 (4,518)                                         (4,348)
All other assets                    45,035                                          45,263
------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                  $    757,593                                    $    738,566
========================================================================================================================
LIABILITIES AND EQUITY

Interest-bearing deposits     $    502,433    $      8,776            2.33%   $    488,913   $      7,828           2.13%
Borrowed funds                     122,641           2,835            3.08         121,567          3,022           3.31
------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
 liabilities                       625,074          11,611            2.48         610,480         10,850           2.37
------------------------------------------------------------------------------------------------------------------------
Demand deposits                     83,165                                          80,728
Other liabilities                    1,770                                           1,823
Shareholders' equity                47,584                                          45,535
------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES
 AND EQUITY                   $    757,593                                    $    738,566
========================================================================================================================
Net interest-earning assets   $     92,002                                    $     87,171
------------------------------------------------------------------------------------------------------------------------
Net interest income (tax
 equivalent basis)/Interest
 rate spread (c)                              $     17,143            2.87%                  $     17,043           2.96%
------------------------------------------------------------------------------------------------------------------------
Net interest margin (d)                                               3.19%                                         3.26%
------------------------------------------------------------------------------------------------------------------------
Deduct tax equivalent
 adjustment                                            100                                             97
------------------------------------------------------------------------------------------------------------------------
Net Interest Income                           $     17,043                                   $     16,946
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

For the nine months ended September 30, 2005, an increase in average earning assets of $19,425,000 or 2.78% and a 2-basis-point increase in average rate of return resulted in an increase in volume of $813,000 and an increase in rate of $48,000. An increase in average interest-bearing liabilities of $14,594,000 or 2.39% and an 11-basis-point increase in average rate of interest paid contributed to an increase in volume of $247,000 and an increase in rate of $514,000.

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

VOLUME RATE ANALYSIS

                                      Three Months Ended September 30, 2005
                                                   Compared to
                                      Three Months Ended September 30, 2004
----------------------------------------------------------------------------
                                           Change Due to
                                      ------------------------
(Dollar amounts in thousands)           Volume         Rate       Net Change
----------------------------------------------------------------------------
Interest Income:
  Loans                               $       63    $      325    $      388
  Securities                                 (54)          (71)         (125)
  Federal Funds                              (27)           21            (6)
----------------------------------------------------------------------------
Total Interest Earned                        (18)          275           257
----------------------------------------------------------------------------
Interest Expense:
  Interest-bearing deposits                   60           416           476
  Other borrowed funds                      (120)            -          (120)
----------------------------------------------------------------------------
  Total Interest Expense                     (60)          416           356
----------------------------------------------------------------------------
Change in Net Interest Income         $       42    $     (141)   $      (99)
============================================================================

Net interest and dividend income, on a tax-equivalent basis, decreased by $99,000 to $5,616,000 for the quarter ended September 30, 2005 as compared to $5,715,000 for the same period in 2004. The net interest margin was 3.15% for the quarter ended September 30, 2005 and 3.20% for the quarter ended September 30, 2004.

The decrease in net interest margin is a result of an increase in average yield on earning assets more than offset by an increase in the average cost of interest-bearing liabilities. The increase in average yield on earning assets is driven by an increase in the average yield on loans, partially offset by a decrease in the average yield on securities. The primary driver of the increase in the average yield on loans is an increase in the average yield on home equity loans and lines for the three-month period ended September 30, 2005 as compared to the three-month period ended September 30, 2004. The increase in the average yield on home equity loans and lines is a direct result of increases in the prime rate during 2005.

The primary driver of the increase in the average cost of interest-bearing liabilities is an increase in the average cost of NOW accounts for the three months ended September 30, 2005 as compared to the same period in 2004. The increase in the average cost of NOW accounts is related to the introduction of the capital access account late in 2004. Capital access accounts are tiered accounts that pay premium interest rates to customers.

VOLUME RATE ANALYSIS

                                      Nine Months Ended September 30, 2005
                                                   Compared to
                                      Nine Months Ended September 30, 2004
----------------------------------------------------------------------------
                                           Change Due to
                                      ------------------------
(Dollar amounts in thousands)           Volume         Rate       Net Change
----------------------------------------------------------------------------
Interest Income:
  Loans                               $      482    $      388    $      870
  Securities                                 359          (358)            1
  Federal Funds                              (28)           18           (10)
----------------------------------------------------------------------------
Total Interest Earned                        813            48           861
----------------------------------------------------------------------------
Interest Expense:
  Interest-bearing deposits                  221           727           948
  Other borrowed funds                        26          (213)         (187)
----------------------------------------------------------------------------
  Total Interest Expense                     247           514           761
----------------------------------------------------------------------------
Change in Net Interest Income         $      566    $     (466)   $      100
============================================================================

Net interest and dividend income, on a tax-equivalent basis, increased by $100,000 to $17,143,000 for the nine months ended September 30, 2005 as compared to $17,043,000 for the same period in 2004. The net interest margin was 3.19% for the nine months ended September 30, 2005 as compared to 3.26% for the same period in 2004.

The decrease in net interest margin is a result of the slight increase in average yield on earning assets offset by a larger increase in the average cost of interest-bearing liabilities. The increase in average yield on earning assets is partially driven by an increase in the average yield on loans. The primary driver of the increase in the average yield on loans is an increase in the average yield on home equity loans and lines and lease financing for the nine-month period ended September 30, 2005 as compared to the nine-month period ended September 30, 2004. The increase in the average yield on home equity loans and lines is a direct result of increases in the prime rate during 2005. The increase in average yield on loans is more than offset by a decrease in average yield on securities.

The increase in the average cost of interest-bearing liabilities is primarily due to an increase in the average cost of interest-bearing deposits, offset by a decrease in the average cost of borrowings. The primary driver of the increase in the average cost of interest-bearing deposits is an increase in the average cost of NOW accounts for the nine months ended September 30, 2005 as compared to the same period in 2004. The increase in the average cost of NOW accounts is related to the introduction of the capital access account late in 2004. Capital access accounts are tiered accounts that pay premium interest rates to customers. The decrease in the average cost of borrowings can be attributed to the September 2004 redemption and replacement of the Corporation's high interest-bearing trust preferred security to trust preferred securities bearing a lower interest rate.

PROVISION FOR LOAN LOSSES
For the quarters ended September 30, 2005 and 2004, the Bank provided no provision and $150,000 for loan losses respectively. For the quarters ended September 30, 2005 and 2004, recoveries totaled $2,000 each period and charge-offs totaled $32,000 and $30,000 respectively. For the nine-month periods ended September 30, 2005 and 2004, the Bank provided $140,000 and $150,000 for loan losses, respectively. For the nine-month periods ended September 30, 2005 and 2004, recoveries totaled $22,000 and $16,000 and charge-offs totaled $86,000 and $245,000 respectively. The allowance was $4,283,000 or 0.98% of total loans at September 30, 2005 as compared to $4,356,000 or 0.99% of total loans at December 31, 2004. The provision for loan losses brings the Bank's allowance for loan losses to a level determined appropriate by management.

Non-performing loans decreased $142,000 to $1,993,000 at September 30, 2005 or 0.46% of total loans as compared to $2,135,000 or 0.49% of total loans at December 31, 2004. The decrease in non-performing loans is the result of a decrease in delinquencies. The percentage of non-performing loans compared to total assets at September 30, 2005 and December 31, 2004 amounted to 0.26% and 0.28% respectively.

INTEREST RATE SENSITIVITY
The following table sets forth the distribution of the repricing of the Corporation's earning assets and interest-bearing liabilities as of September 30, 2005, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio and the cumulative interest rate sensitivity gap ratio. The table also sets forth the time periods in which earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Banks customers. In addition, various assets and liabilities indicated as repricing within the same period may, in fact, reprice at different times within such period and at different rates.

                                       Three       Over Three     Over One
                                       Months      Months to       Year to     Over Five
(Dollar amounts in thousands)         or Less       One Year     Five Years      Years        Total
------------------------------------------------------------------------------------------------------
Earning Assets                       $  101,446    $   46,090    $  261,247    $  316,689   $  725,472
Interest-Bearing
 Liabilities                            120,364       191,188       304,830        18,175      634,557
------------------------------------------------------------------------------------------------------
Interest Rate
 Sensitivity Gap                     $  (18,918)   $ (145,098)   $  (43,583)   $  298,514   $   90,915
======================================================================================================
Cumulative Interest
 Rate Sensitivity Gap                $  (18,918)   $ (164,016)   $ (207,599)   $   90,915

Interest Rate
 Sensitivity Gap Ratio                    (2.61)%      (20.00)%       (6.01)%       41.15%

Cumulative Interest
 Rate Sensitivity Gap Ratio               (2.61)%      (22.61)%      (28.62)%       12.53%

The presentation of a run-off and repricing of savings accounts and NOW accounts is based on the Corporation's historical experience with $8,349,000 and $6,578,000, respectively, included in the three-month to one-year category and the remainder placed in the one- to five-year category of the interest-bearing liabilities.

Westbank seeks to manage the mix of asset and liability maturities to control the effect of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on Westbank's earnings due to the rate of variability and short-term maturities of its earning assets.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

                                                          Three Months Ended September 30,       Nine Months Ended September 30,
                                                          --------------------------------       -------------------------------
(Dollar amounts in thousands)                                2005                  2004             2005              2004
--------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                            $    4,462            $    4,227       $    4,356           $    4,428
Provision for loan losses                                          -                   150              140                  150
--------------------------------------------------------------------------------------------------------------------------------
                                                               4,462                 4,377            4,496                4,578
--------------------------------------------------------------------------------------------------------------------------------
Less charge-offs:
  Loans secured by real estate                                     -                     -                -                   82
  Commercial and industrial loans                                  -                     -                4                  100
  Consumer loans                                                  32                    30               82                   63
--------------------------------------------------------------------------------------------------------------------------------
                                                                  32                    30               86                  245
--------------------------------------------------------------------------------------------------------------------------------
Add recoveries:
  Loans secured by real estate                                     -                     -                -                    1
  Commercial and industrial loans                                  -                     -               10                    1
  Consumer loans                                                   2                     2               12                   14
--------------------------------------------------------------------------------------------------------------------------------
                                                                   2                     2               22                   16
--------------------------------------------------------------------------------------------------------------------------------
Net charge-offs                                                   30                    28               64                  229
--------------------------------------------------------------------------------------------------------------------------------
Transfer to reserve for unfunded
 loan commitments                                               (149)                    -             (149)                   -
--------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                  $    4,283            $    4,349       $    4,283           $    4,349
================================================================================================================================
Net charge-offs to:
  Average loans                                                    -                     -             0.01%                0.01%
  Loans at end of period                                           -                     -             0.01%                0.01%
  Allowance for loan losses at January 1                        0.69%                 0.63%            1.47%                5.17%
Allowance for loan losses at September 30
  as a percentage of
  Average loans                                                 0.98%                 1.00%            0.97%                1.01%
  Loans at end of period                                        0.98%                 1.00%            0.98%                1.00%

The approach the Corporation uses in determining the adequacy of the allowance for loan losses is an exposure method based on the Corporation's loan loss history, among other factors. Quarterly, based on an internal review of the loan portfolio, the Corporation identifies required allowance allocations targeted to specific recognized problem loans that, in the opinion of management, have potential loss exposure or uncertainties relative to the depth of the collateral on these same loans. In addition, the Corporation maintains a formula-based general allowance against the remainder of the loan portfolio, based on the overall mix of the loan portfolio and the loss history of each loan category. The formula allowance allocation is calculated by applying loss factors to outstanding loans by category. Loss factors are based on historical loss experience combined with a comparison to a group of peer banks. The amount of the recorded allowance above the minimum of the formula range is based on management's evaluation of relevant factors (e.g. local area economic statistics, credit quality trends, loan concentrations, industry conditions and delinquency levels) and the percentage of loan loss reserves to aggregate loans.

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

The general allowance allocation incorporates general business and economic conditions, credit quality trends, loan concentrations, industry conditions within portfolio segments and overall delinquency levels.

The allowance for loan losses is increased by provisions charged against current earnings. Loan losses are charged against the allowance when management believes that the collectibility of the loan principal is unlikely. Recoveries on loans previously charged off are credited to the allowance. Management believes that the allowance for loan losses is appropriate. While management uses available information to assess possible losses on loans, future adjustments to the allowance may be necessary based on changes in non-performing loans, changes in economic conditions or for other reasons. Any future adjustments to the allowance would be recognized in the period in which they were determined to be necessary. In addition, various regulatory agencies periodically review the Corporation's allowance for loan losses as an integral part of their examination process. Such agencies may require the Corporation to recognize adjustments to the allowance, based on judgements different from those of management. Management also retains an independent loan review consultant to provide advice on the appropriateness of the loan loss allowance. At September 30, 2005, management believes the allowance for loan losses is appropriate based on the ongoing stable economic conditions in the Bank's overall market. Credit quality and delinquency trends are showing a slight improvement over earlier in the year and management considers the loan portfolio to have a stable and manageable level of risk.

During the third quarter of 2005, the Corporation transferred $149,000 related to unfunded loan commitments from its allowance for loan losses to a separate allowance for credit losses related to these unfunded loan commitments. The reserve for unfunded loan commitments ("the reserve") is included in other liabilities in the accompanying condensed consolidated balance sheets. Net income and prior period balances were not affected by this prospective balance sheet classification.

On a quarterly basis, management evaluates the reserve to determine if it is adequate to cover potential credit losses. Changes to the reserve will be reflected in other non-interest expense and will be recorded in the period deemed necessary. At September 30, 2005, management considers the reserve level adequate.

NON-ACCRUAL, PAST DUE AND NON-PERFORMING LOANS

                                   September 30,      June 30,         March 31,      December 31,     September 30,
(Dollar amounts in thousands)          2005             2005             2005             2004             2004
--------------------------------------------------------------------------------------------------------------------
Non-accrual loans                  $       1,286    $       2,012    $       4,105    $       1,614    $       1,245
--------------------------------------------------------------------------------------------------------------------
Loans contractually past
       due 90 days or more
       still accruing                        707              963              537              521              357
--------------------------------------------------------------------------------------------------------------------
Total non-performing loans         $       1,993    $       2,975    $       4,642    $       2,135    $       1,602
--------------------------------------------------------------------------------------------------------------------
Non-performing loans
       as a percentage
        of total loans                      0.46%            0.69%            1.05%            0.49%            0.37%
--------------------------------------------------------------------------------------------------------------------
Allowance for loan losses
       as a percentage of
       non-performing loans               214.90%          149.98%           96.53%          204.03%          271.47%
--------------------------------------------------------------------------------------------------------------------
Other real estate owned - net                630              630              630              630              706
--------------------------------------------------------------------------------------------------------------------
Total non-performing assets        $       2,623    $       3,605    $       5,272    $       2,765    $       2,308
--------------------------------------------------------------------------------------------------------------------
Non-performing assets
       as a percentage
       of total assets                      0.34%            0.47%            0.69%            0.37%            0.31%
--------------------------------------------------------------------------------------------------------------------

Non-performing loans decreased $142,000 to $1,993,000 at September 30, 2005, or 0.46% of total loans, as compared to $2,135,000 or 0.49% of total loans at December 31, 2004. The decrease in non-performing loans is the result of a decrease in delinquencies. At March 31, 2005, non-performing loans were $4,642,000 primarily due to one commercial loan relationship classified as impaired. During the second quarter of 2005, the financial outlook for the commercial loan customer improved and the loan was removed from impaired status at June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

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

In addition, the Corporation has significant borrowing capacity to fund its liquidity needs. The majority of borrowings to date have consisted primarily of advances from the Federal Home Loan Bank of Boston (FHLB), of which the Bank is a member. Under the terms of the collateral agreement with the FHLB, the Bank pledges residential mortgage loans and mortgage-backed securities, as well as the Bank's stock in the FHLB, as collateral for such transactions. During the third quarter of 2005, the Corporation increased its utilization of borrowings as a source of funds. The average balance of borrowings for the third quarters of 2005 and 2004 were $113,257,000 and $128,163,000 respectively.

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

At September 30, 2005, the Corporation maintained cash balances, short-term investments and investments available for sale totaling $169,608,000, representing 22.0% of total assets, versus $168,559,000 or 22.3% of total assets at December 31, 2004. Management of the Corporation believes that its current liquidity is sufficient to meet current and anticipated funding and operating needs.

The following table summarizes the Corporation's contractual obligations as well as commitments to fund loans:

                                                       Due in           Due in
                                      Due in           One to          Three to         Due After
(Dollar amounts in thousands)        One Year        Three Years      Five Years       Five Years          Total
--------------------------------------------------------------------------------------------------------------------
Contractual Obligations:
Total borrowings                   $      70,801    $       2,369    $      20,404    $      18,000    $     111,574
Payable to Westbank
 Capital Trust II and III                      -                -                -           17,526           17,526
Annual rental commitments under
 non-cancelable operating leases             262              283               22                -              567
--------------------------------------------------------------------------------------------------------------------
                                   $      71,063    $       2,652    $      20,426    $      35,526    $     129,667
====================================================================================================================

                                                     Expires in       Expires in
                                    Expires in         One to          Three to        Expires in
(Dollar amounts in thousands)        One Year        Three Years      Five Years       Five Years          Total
--------------------------------------------------------------------------------------------------------------------
Commitments:
Commitments to extend credit       $      20,075    $           -    $           -    $           -    $      20,075
Loan sales commitments                       159                -                -                -              159
Unfunded loan commitments                 43,442            2,800            1,770           25,114           73,126
--------------------------------------------------------------------------------------------------------------------
                                   $      63,676    $       2,800    $       1,770    $      25,114    $      93,360
====================================================================================================================

At September 30, 2005, the Corporation had certificates of deposit maturing within the next 12 months amounting to $194,795,000. Based on historical experience, the Corporation anticipates that a significant portion of the maturing certificates of deposit will be renewed with the Corporation.

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

At September 30, 2005, the Corporation exceeded each of the applicable regulatory capital requirements. As of September 30, 2005, the most recent notification from the Federal Deposit Insurance Corporation (the "FDIC") categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category. The Corporation's and the Bank's actual capital ratios as of September 30, 2005 are also presented in the following table.

                                                                               Minimum for Capital
                                                      Actual                    Adequacy Purposes
                                           ----------------------------    ----------------------------
                                              Amount          Ratio           Amount          Ratio
                                           ------------    ------------    ------------    ------------
September 30, 2005
Total Capital (to Risk Weighted Assets)
      Consolidated                         $     60,895           13.02%   $     37,427            8.00%
      Bank                                       59,157           12.68          37,311            8.00
Tier 1 Capital (to Risk Weighted Assets)
      Consolidated                               54,781           11.71          18,714            4.00
      Bank                                       54,725           11.73          18,655            4.00
Tier 1 Capital (to Average Assets)
      Consolidated                               54,781            7.37          29,751            4.00
      Bank                                       54,725            7.35          29,792            4.00

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

                                                                              Total number of      Maximum number of
                                                                            shares purchased as     shares yet to be
                                                                              part of publicly      purchased under
                                   Total number of     Average price paid    announced plans or    announced plans or
                 Period            shares purchased         per share             programs              programs
          -----------------------------------------------------------------------------------------------------------
          July 2005                         -                      -                    -                     -
          August 2005                       -                      -                    -                     -
          September 2005                5,135                $ 16.59               35,585               182,319
          -----------------------------------------------------------------------------------------------------------
          Total                         5,135                $ 16.59               35,585               182,319
          -----------------------------------------------------------------------------------------------------------

ITEM 3.   Defaults on Senior Securities  -  None

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

                                           WESTBANK CORPORATION


Date: November 4, 2005                     /s/ Donald R. Chase
                                           -------------------------------------
                                           Donald R. Chase
                                           President and Chief Executive Officer


Date: November 4, 2005                     /s/ John M. Lilly
                                           -------------------------------------
                                           John M. Lilly
                                           Treasurer and Chief Financial Officer