Form 10-K
period 2005-12-31
WESTBANK CORP
filed 2006-03-07
CIK 742070

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[mark one]

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-12784

                              WESTBANK CORPORATION

          Massachusetts                              04-2830731
    -------------------------        ---------------------------------------
    (State of Incorporation)         (I.R.S. Employer Identification Number)

    225 Park Avenue, West Springfield, Massachusetts           01090-0149
    ------------------------------------------------          ------------
       (Address of Principal Executive Office)                 (Zip Code)

                                 (413) 747-1400
                               ------------------
                               (Telephone Number)

           Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange
     Title of Each Class                          on Which Registered
     -------------------                         ---------------------
            NONE                                         NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          Common stock, $2.00 Par Value
                        Preferred stock, $5.00 Par Value
                        --------------------------------
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                 Yes [ ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                 Yes [ ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
  Large accelerated filer [ ]  Accelerated filer [X]  Non-accelerated filer[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                                Yes [ ]  No [ X ]

Based on the closing sales price on June 30, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant was $69,406,472.

The number of shares outstanding of the registrant's common stock, $2.00 par value, was 4,757,959 on February 28, 2006.

Portions of the Annual Report to Stockholders for the year ended December 31, 2005 are incorporated by reference into Parts I and II.

Portions of the Proxy Statement issued by the Corporation in connection with the Annual Meeting to be held on April 19, 2006 are incorporated by reference into
Part III.

================================================================================

                              WESTBANK CORPORATION

                               INDEX TO FORM 10-K

PART I
------

Item 1     Business                                                               I-1

Item 1A    Risk Factors                                                          I-21

Item 1B    Unresolved Staff Comments                                             I-24

Item 2     Properties                                                            I-24

Item 3     Legal Proceedings                                                     I-24

Item 4     Submission of Matters to a Vote of Security Holders                   I-24

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

                              WESTBANK CORPORATION

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

The Bank offers a full range of retail banking services to individuals, businesses and nonprofit organizations through 17 banking offices located in Massachusetts and Connecticut. Such services include a wide range of checking and savings accounts, loans, safe deposit facilities, and automated teller machines at selected branch locations and two off-site locations. The Bank also provides lending, depository and related financial services to commercial, industrial, financial and governmental customers. In the lending area, these include short- and long-term loans and revolving credit arrangements, letters of credit, inventory and accounts receivable financing, real estate construction lending, mortgage loans and equipment leasing.

The Bank provides trust and investment services through its Wealth Management Division. The Bank prides itself in investment management services that are personal and client-focused, specializing in assisting individuals, non-profit organizations and corporations with investable assets of $150,000 or more. Through the Wealth Management Division, the Bank offers its customers an investment management account which is monitored by investment professionals employed by the Bank. These investment professionals monitor each customer's investment portfolio and are responsible for buying and selling securities on the customer's behalf.

The Corporation now offers non-deposit investment products at the Bank's branch offices through our newly formed Westco Financial Services Division. Westco Financial Services offers a full range of investment services, annuities and other insurance products.

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

Market Area and Competition
The Bank's primary service area consists of Hampden, Hampshire, Franklin and Worcester Counties in Massachusetts and Windham County in Connecticut. Featuring an attractive mix of rural, residential and urban property, the combined market area is home to a variety of key sectors, including financial services, healthcare, education, manufacturing, tourism, agriculture and construction. The economic forecast points to continued slow to moderate growth in 2006.

The Bank's banking, real estate activity and trust services are competitive with other financial institutions. The Bank's primary competition includes local, regional and super-regional commercial banks, mutual savings banks, savings and loan associations, credit unions, consumer finance companies, loan offices, money market funds and other financing organizations. Additionally, competition for trust services from major commercial banks is high, with efforts continuing by those banks to solicit new business. The Bank's Wealth Management Division prides itself on being one of the few remaining corporate fiduciaries providing personal services locally. Insurance companies, mutual savings banks, investment counseling firms, and other business firms and individuals also offer active competition for such business. The competitive landscape is also likely to become even more crowded with mergers, acquisitions, expansions and new market entries planned in 2006.

Lending Activities - General
The Bank originates commercial real estate, commercial loans and leases, and consumer loans in addition to a traditional emphasis on residential lending. The Bank generally retains the majority of the loans that it originates. During the past 12 months, the Bank sold approximately $47,400,000 in 1-4-family fixed-rate residential real estate loans. At December 31, 2005, the Bank had total loans of $432,459,000, of which $171,215,000, or 40%, were 1-4 family residential mortgages, including residential construction and home equity loans, $141,557,000 or 33% were commercial real estate loans, including commercial construction; $75,361,000, or 17% were commercial loans and leases; while consumer loans totaled $43,041,000 or 10% of total loans.

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

Loan Portfolio
The following table sets forth the classification (in thousands) of the Corporation's loans by major category at December 31, 2005.

                                    2005         2004          2003          2002           2001
====================================================================================================
Commercial                      $    64,679   $    65,849   $    64,974   $    61,115    $    53,756
----------

Real estate:
     Construction                     8,180        11,009         7,045         8,700          5,154
     Residential (1-4 family)       135,257       158,111       188,100       242,297        238,809
     Home equity                     32,580        32,090        28,570        25,022         20,982
     Commercial properties          136,756       116,379       103,508        94,637         83,443
----------------------------------------------------------------------------------------------------

Total Real Estate                   312,773       317,589       327,223       370,656        348,388
----------------------------------------------------------------------------------------------------

Consumer                             43,041        42,562        40,847        39,730         37,292
----------------------------------------------------------------------------------------------------

Leases                               10,682        12,384         7,024         7,743          4,841
----------------------------------------------------------------------------------------------------
     Gross Loans                    431,175       438,384       440,068       479,244        444,277
Deferred loan origination
 (fees) - net of costs                1,284           985           699           365            332
----------------------------------------------------------------------------------------------------

Total Loans                         432,459       439,369       440,767       479,609        444,609
Allowance for loan losses            (4,199)       (4,356)       (4,428)       (5,111)        (4,179)
----------------------------------------------------------------------------------------------------

Net Loans                       $   428,260   $   435,013   $   436,339   $   474,498    $   440,430
====================================================================================================

The Corporation's loan portfolio is not concentrated within a single industry or a group of related industries; however, underlying collateral values are dependent upon market fluctuations in the western and central Massachusetts and northeastern Connecticut areas. The aggregate amount of loans to executive officers, Directors and organizations with which they are associated amounted to $12,595,000 or 26.6% of stockholders' equity as of December 31, 2005, compared to $11,388,000 or 24.0% as of December 31, 2004.

Loan Maturity
The following table provides the maturity distribution and sensitivity to changes in interest rates of commercial loans and commercial real estate construction loans at December 31, 2005.

                         12 Months     1 - 5         After
(Dollars in thousands)    or Less      Years        5 Years      Total
=========================================================================
Commercial               $  48,020   $   15,418   $    1,241   $   64,679
Real estate:
     Construction            4,801            -            -        4,801
     Commercial             24,845       78,268       33,643      136,756
-------------------------------------------------------------------------

Totals                   $  77,666   $   93,686   $   34,884   $  206,236
=========================================================================

Of the commercial loans that mature beyond one year, approximately $38,052,000 have fixed rates and the remaining $90,518,000 are floating rate loans.

In the normal course of business, various commitments and contingent liabilities are outstanding, such as guarantees, standby letters of credit, commitments to extend credit and various financial instruments with off-balance-sheet risk that are not reflected in the financial statements. The most significant of these are commitments to extend credit and commitments to advance funds under existing loan agreements, which were $20,607,000 and $75,393,000 respectively at December 31, 2005 and $19,320,000 and $69,023,000 respectively in 2004.

The following table presents, as of December 31, 2005, the dollar amount of all loans contractually due after December 31, 2006 and whether these loans have fixed interest rates or adjustable interest rates.

                                    Due after December 31, 2006
                               -----------------------------------
(Dollars in thousands)           Fixed     Adjustable    Total
==================================================================
Residential mortgage loans     $  97,357   $   23,958   $  121,315
Commercial real estate loans      22,159       89,752      111,911
Commercial loans                  15,893          766       16,659
Consumer loans                    36,457          101       36,558
------------------------------------------------------------------

Totals                         $ 171,866   $  114,577    $ 286,443
==================================================================

Residential Mortgage Lending

The Bank's residential mortgage loan portfolio is comprised of mortgage loans secured by one-to-four family properties that serve as the primary residence of the owner, residential construction loans and home equity loans and lines of credit. The Bank originates residential loans primarily in Massachusetts and Connecticut. At December 31, 2005, loans on one-to-four family residential properties accounted for $135,257,000, or 31.3% of the Bank's total loan portfolio. Of residential mortgage loans outstanding on that date, 25% were adjustable-rate loans, and 75% were fixed rate loans. Most of these loan originations are from existing or past customers of the Bank, its local communities or referrals from local real estate agents, attorneys and builders. Approximately 25% of all residential loan originations during fiscal 2005 were refinancings of loans already in the Bank's portfolio.

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

The Bank also offers residential construction loans to customers in its primary lending market. Generally, the Bank will make construction loans up to 80% loan-to-value ratio and up to 90% with PMI. The program allows for mortgagors to receive up to six advances during the construction phase. The Bank uses third-party inspectors and Bank personnel as inspectors to determine the advance amount. The loan converts to permanent financing upon completion of the construction period. The interest rate on the permanent financing is locked in at the time of the closing of the construction mortgage or, at the customer's choice, upon completion of the construction period. At December 31, 2005, there were outstanding residential construction loans totaling $3,379,000.

The Bank also offers adjustable-rate mortgage loans with a maximum term of 30 years. Adjustable-rate loans offered by the Bank include loans that provide for an interest rate based on the interest paid on U.S. Treasury securities of corresponding terms plus a margin. The Bank currently offers adjustable-rate loans with initial rates below those that would prevail under the foregoing computations, based upon a determination of market factors and competitive rates for adjustable-rate loans in its market area. For adjustable-rate loans, borrowers are qualified at the initial rate.

The Bank's adjustable-rate mortgages include limits on increase or decrease in the interest rate of the loan. The interest rate will generally increase or decrease by a maximum of 2% per adjustment period, with a ceiling rate of between 5% and 6% over the life of the loan. The retention of adjustable-rate mortgage loans in our loan portfolio helps reduce exposure to changes in interest rates.

The Bank's home equity lines of credit totaled $32,580,000 and comprised 7.5% of its total loan portfolio at December 31, 2005. These loans may be originated in equity amounts in excess of the existing first mortgage or up to 80% of the value of the property securing the loan. The term to maturity of the Bank's home equity and home improvement loans may be for 5, 10 or 15 years, or undefined with a review every 3 years.

Commercial Real Estate Loans
The Bank originates commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate. These loans generally are made to a broader geographic region of borrowers than residential loans and are extended throughout Massachusetts and Connecticut. In underwriting commercial real estate loans, consideration is given to the property's historic cash flow, current and projected occupancy, location, and physical condition. At December 31, 2005, the commercial real estate loan portfolio consisted of loans totaling $141,557,000 or 32.7% of total loans. Most of the commercial real estate portfolio consists of loans that are collateralized by properties in the Bank's primary market. The Bank's commercial real estate loan portfolio is diverse and does not have any significant loan concentration by type of industry or borrower. The Bank generally lends up to a maximum loan-to-value ratio of 80% on commercial properties and generally requires a minimum debt coverage ratio of
1.2. Commercial real estate lending involves additional risks compared with one-to-four-family residential lending. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties and/or the collateral value of the commercial real estate securing the loan, repayment of such loans may be subject, to a greater extent, to adverse conditions in the real estate market or the economy. Also, commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. The Bank's loan policies limit the amount of loans to a single borrower or group of borrowers to reduce this risk.

The commercial real estate loan portfolio includes $4,801,000 of commercial construction loans. Recognizing the risks inherent to this type of lending, it is the Bank's practice to minimize lending risk by carefully studying project feasibility, developing a detailed knowledge of the borrower/guarantor's entire business operation, assessing both primary and secondary sources of repayment, and by structuring the credit in a manner appropriate to the project.

The Bank will only consider construction lending where it holds a first position mortgage lien on the subject premises. No construction loan will be advanced without permanent financing approved by the Bank or another lender. Commitments from any source other than the Bank must be reviewed for capacity and conditions. The Bank requires that up-front equity requirements be met in cash or free and clear value of the land directly associated with the project. The ratio of projected cash flow versus debt service coverage generally will equal or exceed 1.2. Construction loans may have interest-only payments until completion of the project. Funds are disbursed only after proper documentation of work completed.

Commercial Loans and Leases
In addition to commercial real estate loans, the Bank also engages in equipment leasing, small business commercial lending, including business installment loans, lines of credit, and other commercial loans. At December 31, 2005, the Bank's commercial loan portfolio consisted of loans totaling $64,679,000, or 15% of total loans. A portion of the Bank's commercial loans is participation loans. Unless otherwise structured as a mortgage on commercial real estate, such loans generally are limited to terms of seven years or less. Substantially all such commercial loans have variable interest rates tied to the prime rate. Whenever possible, the Bank collateralizes these loans with a lien on commercial real estate or, alternatively, with a lien on business assets and equipment and the personal guarantees from principals of the borrower. Interest rates on commercial loans generally have higher yields than residential mortgages.

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

The Bank offers commercial leasing services administered by its Commercial Lending Division. This Division's goal has been to give business owners borrowing opportunities for modernization, inventory, equipment, construction, consolidation, real estate, working capital, vehicle purchases and the refinancing of existing corporate debt. At December 31, 2005, the Bank had $10,682,000 in equipment leases. The Bank does not require a down payment for equipment leases and tailors payments to be monthly, quarterly or bi-annually.

Consumer Loans
The Bank offers a variety of consumer loans. At December 31, 2005, the consumer loan portfolio totaled $43,041,000, or 10% of total loans. Consumer loans generally are offered for terms of up to six years, depending on the collateral, at fixed interest rates. The Bank's consumer loan portfolio consists primarily of automobile loans. To a lesser extent, the consumer loan portfolio also includes student loans and personal installment loans. The Bank's level of consumer loan delinquencies generally has been low.

Indirect automobile loans currently represent the largest portion of the Bank's consumer loan portfolio. As of December 31, 2005, the Bank's Indirect Lending Division, which underwrites automobile loans directly through automobile dealers, booked over $20,000,000 in new auto loans. At the end of 2005, the Bank had 105 dealer affiliations in Massachusetts and Connecticut.

Origination Fees and Other Fees
The Bank currently collects origination fees on some of the real estate loan products offered. Fees to cover the costs of appraisals, credit reports and other direct costs are also collected. The Bank may also impose late charges on all loans with the exception of loans secured by deposits. The Bank also collects prepayment premiums and partial release fees on commercial real estate and construction loans where such items are negotiated as part of the loan agreement

Loan Approval Procedures and Authority
The Bank's lending policies are established by its Board of Directors and are designed to ensure non-discriminatory underwriting standards and loan origination practices. The policies differ depending on the type of loan involved.

The Bank has three separate methods for authorizing loans:

1.   Loan officers are individually granted authorities.
2. Loans above individual granted authorities are approved by the Officers' Loan Committee.
3. Loans above the Officers' Loan Committee's authority are approved by the Directors' Loan Committee.

The loan authorities of all Bank loan officers are given in specific categories, as required to make the Bank's lending process efficient. These authorities are limited to those areas of lending where the officer is proficient and knowledgeable, and to those areas where his duties require loan authority.

Current Lending Procedures
Upon receipt of a completed loan application from a prospective borrower, the Bank orders a credit report and verifies certain other information. If necessary, the Bank obtains additional financial or credit-related information. The Bank requires an appraisal for mortgage loans over $250,000, including loans made to refinance existing mortgage loans. Appraisals over $250,000 are performed by licensed or certified third-party appraisal firms that have been approved by the Bank's Board of Directors. The Bank also requires title insurance on all secondary market mortgage loans and certain other loans. The Bank requires borrowers to obtain hazard insurance and, if applicable, the Bank may require borrowers to obtain flood insurance prior to closing. Available to borrowers is the option to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes, flood insurance, and private mortgage insurance premiums, if required.

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

Non-performing Assets
Non-performing assets totaled $2,846,000 at December 31, 2005.

The following table sets forth information with regard to non-performing loans as of the end of each year indicated.

(Dollars in thousands)                   2005       2004      2003      2002      2001
========================================================================================
Loans on a non-accrual basis           $   1,583   $ 1,614   $ 3,111   $ 1,372   $ 1,040
========================================================================================
Non-accrual loans as a percentage
 of total net loans outstanding             0.37%     0.37%     0.71%     0.29%     0.24%
Non-accrual loans as a percentage
 of total assets                            0.20      0.21      0.43      0.20      0.17
Loans contractually past due 90 days
 or more and still accruing            $     633   $   521   $   197   $   186   $   790

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

A loan is recognized as impaired when it is probable that either principal or interest is not collectable in accordance with the terms of the loan agreement. Impaired loans are individually assessed to determine whether a loan's carrying value is not in excess of the fair value of the collateral or the present value of the loan's cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and consumer loans, are specifically excluded from the impaired loan portfolio. The Bank's recorded investment in loans that are considered impaired totaled $339,000 at December 31, 2005. If all non-accrual loans had been current in accordance with their terms during the years ended December 31, 2005, 2004, 2003, 2002 and 2001, interest income on such loans would have amounted to $63,000, $36,000, $106,000, $159,000 and $148,000, respectively. At December 31,
2005, the Bank did not have any loans not included above which are "troubled debt restructurings" as defined in SFAS No. 15.

Real Estate Owned
Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at fair market value at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition are expensed. The following table sets forth information regarding other real estate owned at December 31, 2005.

(Dollars in thousands)             2005      2004     2003     2002     2001
=============================================================================
Other real estate owned - net     $   630   $   630   $   -    $   -    $ 204
Other real estate owned as a
 percentage of total assets          0.08%     0.08%      0%       0%    0.03%

Allowance for Loan Losses
The following table sets forth the historical relationship among the average amount of loans outstanding, the allowance for loan losses, provision for loan losses charged to operating expenses, loans charged off, recoveries and selected ratios.

Year Ended December 31,
(Dollars in thousands)                             2005         2004         2003         2002         2001
==============================================================================================================
Balance at beginning of year                     $   4,356    $   4,428    $   5,111    $   4,179    $   3,670
Provision charged to (recovery of) expense             140          225         (354)       1,333          944
--------------------------------------------------------------------------------------------------------------
                                                     4,496        4,653        4,757        5,512        4,614
--------------------------------------------------------------------------------------------------------------

Charge-off's:
     Loans secured by real estate                        -           97           11          134           52
     Commercial and industrial loans                    70          134          313          169          358
     Consumer loans                                    108           90          124          186          117
--------------------------------------------------------------------------------------------------------------
                                                       178          321          448          489          527
--------------------------------------------------------------------------------------------------------------

Recoveries:
     Loans secured by real estate                        -            6          102           12           60
     Commercial and industrial loans                    10            -           13           39           19
     Consumer loans                                     20           18            4           37           13
--------------------------------------------------------------------------------------------------------------
                                                        30           24          119           88           92
--------------------------------------------------------------------------------------------------------------

Net charge-off's                                       148          297          329          401          435
--------------------------------------------------------------------------------------------------------------

Transfer to accrual for losses on
 unfunded loan commitments                            (149)           -            -            -            -

Balance at end of year                           $   4,199    $   4,356    $   4,428    $   5,111    $   4,179
==============================================================================================================

Average loans outstanding                        $ 441,259    $ 432,864    $ 459,765    $ 463,488    $ 440,454
==============================================================================================================

Net charge-off's as a percentage
 of average loans                                     0.03%        0.07%        0.07%        0.09%        0.10%
Net charge-off's as a percentage
 of the allowance at January 1                        3.40         6.71         6.44         9.60        11.85
Allowance as a percentage of total loans
 at December 31                                       0.97         0.99         1.01         1.07         0.94
Allowance as a percentage of non-performing
 loans at December 31                               189.49       204.03       133.86       328.05       228.36

The approach the Bank uses in determining the adequacy of the allowance for loan losses is based on the Bank's loan loss history, among other factors. Quarterly, based on an internal review of the loan portfolio, the Bank identifies required allowance allocations targeted to recognized problem loans that, in the opinion of management, have probable loss exposure or uncertainties relative to the depth of the collateral on these same loans. In addition, the Bank maintains a formula-based allowance against the remainder of the loan portfolio, based on the overall mix of the loan portfolio and the loss history of each loan category. The formula-based allowance methodology is based on a range of estimated loss percentages based on loan type. The amount of the recorded allowance above the minimum of the formula range is based on management's evaluation of relevant qualitative factors (e.g. local area economic statistics) and the percentage of loan loss allowance to aggregate loans.

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

The formula allowance allocation is calculated by applying loss factors to outstanding loans by loan category. Loss factors are based on historical loss experience. The general allowance allocation incorporates general business and economic conditions, credit quality trends, loan concentrations, industry conditions within portfolio segments and overall delinquency levels.

The allowance for loan losses is increased by provisions charged against current earnings. Loan losses are charged against the allowance when management believes that the collectibility of the loan principal is unlikely. Recoveries on loans previously charged off are credited to the allowance. Management believes that the allowance for loan losses is appropriate. While management uses available information to assess possible losses on loans, future adjustments to the allowance may be necessary based on changes in non-performing loans, changes in economic conditions or for other reasons. Any future adjustments to the allowance would be recognized in the period in which they were determined to be necessary. In addition, various regulatory agencies periodically review the Bank's allowance for loan losses as an integral part of their examination process. Such agencies may require the Bank to recognize adjustments to the allowance, based on judgments different from those of management. Management also retains an independent loan review consultant to provide advice on the appropriateness of the loan loss allowance. During 2005, the Bank recorded an addition to the allowance of $140,000, an addition to the allowance of $225,000 for 2004 and a recovery to the allowance of $354,000 during 2003. During 2005, 2004 and 2003, recoveries totaled $30,000, $24,000 and $119,000 respectively, and charge-off's totaled $178,000, $321,000 and $448,000 respectively. The following table represents the allowance for loan losses allocated to each loan category and the percentage of loan category to total loans:

(Dollars in thousands)         2005                2004                2003                2002                 2001
===========================================================================================================================

                                    % of                % of               % of                 % of                 % of
                                   Total               Total              Total                Total                 Total
Loan Category            Amount    Loans     Amount    Loans     Amount   Loans      Amount    Loans      Amount     Loans
---------------------------------------------------------------------------------------------------------------------------
Real Estate              $ 2,334    70.43%  $  2,298    69.77%  $  2,160    72.64%  $  2,965    75.47%   $  2,216     77.20%
Construction                  84     1.89         85     2.51         38     1.60         49     1.82          15      1.16
Commercial                 1,385    14.96      1,562    14.99      1,806    14.74      1,674    12.74       1,726     12.09
Leases                       139     2.47        176     2.82        105     1.59        116     1.61          73      1.09
Consumer                     257    10.25        235     9.91        319     9.43        307     8.36         149      8.46
---------------------------------------------------------------------------------------------------------------------------
                         $ 4,199      100%  $  4,356      100%  $  4,428      100%  $  5,111      100%    $ 4,179       100%
===========================================================================================================================

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

The Bank's investment policy is designed primarily to manage the interest rate sensitivity of its assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement its lending activities, and to provide and maintain liquidity within established guidelines. In establishing its investment strategies, management of the Bank considers its interest rate sensitivity, the types of securities to be held, liquidity and other factors. Massachusetts-chartered bank and trust companies have authority to invest in various types of assets, including U.S. Government obligations, securities of various federal agencies, obligations of states and municipalities, mortgage-backed securities, certain time deposits of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements, loans of federal funds, corporate debt, equity securities and commercial paper.

The Bank classifies securities as held-to-maturity or available-for-sale at the date of purchase. Held-to-maturity securities are reported at cost, adjusted for amortization of premium and accretion of discount. Available-for-sale securities are reported at fair market value.

The Bank invests in mortgage-backed securities, all of which are directly or indirectly insured or guaranteed by Freddie Mac, Ginnie Mae or Fannie Mae, and consist of both securities with maturities of 15 to 30 years and 7-year balloon securities. The latter are so named because they mature (i.e., balloon) prior to completing their normal amortization.

The Bank also invests in state and municipal obligations rated at least AA by Moody's, Standard & Poors or Fitch. The Bank invests in these securities because of their favorable after-tax yields in comparison to U.S. Government and U.S. Government Agency securities of comparable maturity.

Finally, the Bank has investments in Federal Home Loan Bank stock and other equity securities, which are classified as "available-for-sale."

The following table shows the amortized cost (in thousands) of the Corporation's securities held to maturity at December 31, 2005.

                               2005        2004       2003
============================================================
Federal agency obligations   $  98,632   $  69,400   $     -
Mortgage-backed securities      52,726      43,024       250
------------------------------------------------------------
Amortized cost               $ 151,358   $ 112,424   $   250
============================================================

The following table shows the estimated fair value (in thousands) of the Corporation's securities available for sale at December 31, 2005.

                                       2005        2004        2003
======================================================================
U.S. government obligations          $       -   $       -   $   7,611
Federal agency obligations             130,662     114,226     183,152
Mortgage-backed securities              39,320      37,195      40,901
Municipal bonds                          1,581       1,620       1,638
Equity securities                          510       2,364       2,932
----------------------------------------------------------------------
Estimated fair value                   172,073     155,405     236,234
Net unrealized loss (gain) on
 securities available for sale           2,929         167      (1,050)
----------------------------------------------------------------------

Amortized cost                       $ 175,002   $ 155,572   $ 235,184
======================================================================

Investment Securities Portfolio
Maturities and Yields
The following table sets forth the scheduled maturities, amortized cost and weighted average yields for the Bank's investment debt securities at December 31, 2005.

                              Within 1 Year       1 to 5 Years       5 to 10 Years     After 10-Years        Total
                            Average  Amortized Average  Amortized Average  Amortized Average  Amortized Average  Amortized
(Dollars in thousands)       Yield     Cost     Yield     Cost     Yield     Cost     Yield      Cost    Yield     Cost
==========================================================================================================================
Federal agency obligations     5.08% $  43,380    4.59% $  95,055    4.64% $  92,930       -% $       -    4.70% $ 231,365
Mortgage-backed securities     7.80          3    3.31      2,969    3.78      5,603    4.58     84,364    4.49     92,939
Municipal bonds                   -          -    4.59        611    3.86        608    4.05        335    4.19      1,554
--------------------------------------------------------------------------------------------------------------------------
Total debt securities          5.08% $  43,383    4.55% $  98,635    4.59% $  99,141    4.57% $  84,699    4.64% $ 325,858
==========================================================================================================================

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

Deposit flows are influenced significantly by general and local economic conditions, changes in prevailing interest rates, pricing of deposits and competition. The Bank's deposits are primarily obtained from areas surrounding its offices and the Bank relies primarily on paying competitive rates, service and long-standing relationships with customers to attract and retain these deposits. During the fourth quarter of 2005, the Corporation purchased approximately $21,000,000 in broker-sponsored deposits. These deposits provided a lower cost of funding as compared to funding asset growth through additional borrowings.

When the Bank determines its deposit rates, it considers local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. Core deposits (defined as savings deposits, money market accounts, demand accounts and other interest-bearing accounts) represented 84% of total deposits on December 31, 2005. At December 31, 2005, time deposits with remaining terms to maturity of less than one year amounted to $229,200,000.

The following table sets forth the average of, and average rates paid on, various classifications of deposits.

                                  2005                  2004                 2003
(Dollars in thousands)      Amount      Rate      Amount      Rate      Amount     Rate
========================================================================================
Savings                    $  85,680    0.37%    $  96,845    0.49%    $  98,934   0.67%
NOW                           56,471    1.40        31,371    0.26        30,625   0.20
Money market                  20,832    0.97        36,507    1.10        38,174   1.19
Certificates of deposit       80,587    3.35        66,272    3.00        54,446   3.28
Other time deposits          262,891    3.09       262,258    2.90       240,355   3.24
----------------------------------------------------------------------------------------
                             506,461    2.40%      493,253    2.14%      462,534   2.33%
Demand deposits               84,348                84,005                74,617
----------------------------------------------------------------------------------------

                           $ 590,809             $ 577,258             $ 537,151
========================================================================================

Certificates of deposit of $100,000 and over at December 31, 2005 had the following maturities:

                         3 Months      3 to 6      6 to 12      1 Year to
(Dollars in thousands)   or Less       Months       Months       5 Years      Total
=====================================================================================
Totals                   $ 21,590     $ 18,913     $ 28,994     $ 27,754     $ 97,251
=====================================================================================

Borrowings
In addition to deposits, borrowings from the Federal Home Loan Bank of Boston (the "FHLB") are available as an additional source of funds to finance the Bank's lending and investing activities. The FHLB functions as a central reserve bank providing credit to its members. As a member, the Bank is required to own capital stock in the FHLB and may apply for advances on the security of such capital stock and certain of its mortgage loans and other assets. At December 31, 2005, the Bank had the ability to borrow a total of approximately $310,888,000 from the FHLB and had outstanding advances totaling $122,366,000.

The following table summarizes short-term borrowings, which generally mature daily. Average interest rates during each year were computed by dividing total interest expense by the average amount borrowed.

(Dollars in Thousands)                         2005        2004       2003
============================================================================
Balance at year-end                           $ 74,873   $ 37,431   $ 46,947
Average amount outstanding                      49,314     26,468     14,864
Maximum amount outstanding at any month-end     75,114     48,559     46,947
Average interest rate for the year                2.34%      0.84%      0.57%
Average interest rate on year-end balance         3.40%      1.58%      0.86%

The Bank also maintains a revolving line of credit with Bankers' Bank for $2,000,000 and a federal funds purchase agreement with Bank of America for $6,000,000, both of which are renewed annually. As of December 31, 2005, there were no amounts outstanding under either agreement.

Wealth Management
The Bank has a Wealth Management Division that is comprised of four key areas: trust and investments, qualified plans, financial and estate planning, and a private clients group. The Bank specializes in assisting individuals, non-profit organizations and corporations with investable assets of $150,000 or more. As of December 31, 2005, the Wealth Management Division of the Bank held property and investments amounting to $202,970,000. The Bank holds these investments in a fiduciary or agency capacity and thus such amounts are not included in the financial statements of the Bank or deemed to be assets of the Bank. At December 31, 2005, this division of the Bank generated $699,000 in fees.

The Bank offers its customers an investment management account through which investment professionals employed by the Bank oversee the customer's portfolio and are responsible for buying and selling securities on the customer's behalf. If a customer elects to have their account invested in equity instruments, the Bank's investment supervision involves four (4) interrelated groups:
          o ValueLine Investment Survey is an independent, weekly investment advisory service registered with the United States Securities and Exchange Commission that is not controlled by, nor affiliated with, any bank, broker or insurance company. Value Line covers a broad field of stocks (about 1,700 in 92 different industries), accounting for about 96% of the trading volume on all the stock exchanges.
          o Feldman Securities Group specializes in providing custom-tailored investment programs to meet the objectives of each client by applying a conservative and disciplined investment philosophy, while monitoring portfolio asset allocations and securities. Feldman seeks to invest in high quality companies that have demonstrated the ability to produce superior rates of return for shareholders compounded over long periods of time, using the financial strength, earning power and valuation of the equity company.
          o Northern Trust is one of the world's leading investment managers and seeks to deliver consistently above-benchmark returns with controlled risk through its disciplined process, innovation and insight. Northern Trust supplies the Bank with a bond market outlook, equity strategy, currently attractive issued, company reports, portfolio guidelines and an economic outlook, review and forecast.
          o The Westbank Trust Committee oversees the recommendations of the research providers with a solid, disciplined philosophy that will strive to protect the principle of client portfolios. With this philosophy, a portfolio will not go down as quickly as the indices in a down market, while understanding that a portfolio will not go up as fast in an up market. The Trust Committee's recommendations are designed to provide consistent returns for client portfolios.

Westco Financial Services
The Corporation now offers non-deposit investment products at the Bank's branch offices through our newly formed Westco Financial Services Division, which became active in June 2005. Westco Financial Services offers a full range of investment services, annuities and other insurance products. During the first six months in operation Westco Financial Services has shown steady growth, with approximately $8,000,000 in assets under management at December 31, 2005. This new service is expected to be an excellent blend with our Wealth Management Division and will offer an excellent investment alternative to our traditional banking deposit products.

Subsidiary Activities
The Corporation has two Delaware trust subsidiaries: Westbank Capital Trust II and Westbank Capital Trust III. Each is used solely for the purpose of trust preferred financing as described in Note 7 of the financial statements.

Park West Securities Corporation, a Massachusetts corporation, and PWB&T, Inc., a Massachusetts corporation, are wholly owned subsidiaries of the Bank.

Employees
As of December 31, 2005, the Corporation and its subsidiaries had the equivalent of 177 full-time officers and staff.

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

REGULATION

General
The Bank is a Massachusetts-chartered commercial bank and trust company, and its deposit accounts are insured up to applicable limits by the Bank Insurance Fund of the FDIC. The Bank is subject to extensive regulation, examination and supervision by the Commonwealth of Massachusetts Division of Banks (the "Division") as its chartering regulator, and by the FDIC as its deposit insurer and primary federal regulator.

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

MASSACHUSETTS REGULATION OF THE BANK

General
The Bank is subject to Massachusetts statutes and the rules and regulations of the Division establishing the powers of the Bank, investment limitations and minimum standards relative to the security and protection of the Bank for the benefit of Bank employees, customers and the general public.

Loans-to-One-Borrower Limitations
With specified exceptions, the total obligations of a single borrower to a Massachusetts-chartered commercial bank and trust company may not exceed 20% of the Bank's total capital. However, the Bank may lend up to 25% of its total capital to a single borrower, if the amount of the obligations in excess of the 20% limit is fully secured by obligations of the United States of like value. In addition, the Bank may lend up to 100% of its total capital to a single borrower, if the amount of the obligations in excess of the 20% limit is fully secured by obligations of the United States of like value, which are due within three years of the date of the note of the borrower. Loans to a single foreign government or a political subdivision thereof are limited to 10% of capital. In addition, all of the Bank's loans to foreign governments and the political subdivisions thereof, combined, cannot exceed 50% of the Bank's total capital. The Bank currently complies with applicable loans-to-one-borrower limitations.

Dividends
Under the Massachusetts banking laws, a commercial bank and trust company may, subject to several limitations, declare and pay a dividend on its capital stock out of the Bank's net profits. A dividend may not be declared, credited or paid by a stock bank and trust company so long as there is any impairment of capital stock. No dividend may be declared on the Bank's common stock for any period other than for which dividends are declared upon preferred stock, except as authorized by the Commissioner of the Division. The approval of the Commissioner is also required for a commercial bank and trust company to declare a dividend, if the total of all dividends declared by the commercial bank and trust company in any calendar year shall exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock.

In addition, federal law may also limit the amount of dividends that may be paid by the Bank. See "Federal Regulation of the Bank - Prompt Corrective Action."

Examination and Enforcement
The Division is required to periodically examine commercial bank and trust companies at least once every calendar year or at least once each 18-month period if the commercial bank and trust company qualifies as "well capitalized" under the prompt corrective action provisions of the Federal Deposit Insurance Act. See "Federal Regulation of the Bank - Prompt Corrective Action."

Community Reinvestment Act
The Bank is subject to provisions of the Massachusetts Community Reinvestment Act, which are similar to those imposed by the federal Community Reinvestment Act (see "Federal Regulation of the Bank - Community Reinvestment Act") with the exception of the assigned exam ratings. Massachusetts banking law provides for an additional exam rating of "high satisfactory" in addition to the federal Community Reinvestment Act ratings of "outstanding," "satisfactory," "needs to improve" and "substantial noncompliance." The Division is required to consider a bank's Massachusetts Community Reinvestment Act rating when reviewing the Bank's application to engage in certain transactions, including mergers, asset purchases and the establishment or relocation of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of any such application. The Massachusetts Community Reinvestment Act requires the Division to assess a bank's compliance and to make such assessment available to the public. The Bank's latest Massachusetts Community Reinvestment Act rating, from an exam dated January 10, 2005, was a rating of "Satisfactory."

FEDERAL REGULATION OF THE BANK

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

Institutions with significant interest rate risk may be required to hold additional capital. The agencies also issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies' evaluation of interest rate risk in connection with capital adequacy. The Bank was considered "well-capitalized" under FDIC guidelines at December 31, 2005.

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

Before making a new investment or engaging in a new activity not permissible for a national bank or not otherwise permissible under Section 24 or the FDIC regulations thereunder, an insured bank must seek approval from the FDIC to make such investment or engage in such activity. The FDIC will not approve the activity unless the Bank meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the FDIC insurance funds.

Enforcement
The FDIC has extensive enforcement authority over insured state-chartered commercial bank and trust companies, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders, and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

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

Deposit Insurance
Pursuant to FDICIA, the FDIC established a system for setting deposit insurance premiums based upon the risks a particular institution poses to its deposit insurance fund. Under the risk-based deposit insurance assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's history and its financial information as of the quarter ending three months before the beginning of the assessment period. The three capital categories are: (1) well capitalized, (2) adequately capitalized and (3) undercapitalized, using capital ratios that are substantially similar to the prompt corrective action capital ratios discussed under "Federal Regulation of the Bank - Prompt Corrective Action" below. The FDIC also assigns an institution to a supervisory subgroup based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's assessment rate depends on the length of time the institution has been operating and the capital category and supervisory category to which it is assigned. Under the regulation, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates currently range from 0.0% of deposits for an institution in the highest category (i.e., well-capitalized and financial sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%. Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including the Bank.

Under FDICIA, the FDIC may terminate the insurance of an institution's deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Transactions with Affiliates of the Bank
Transactions between an insured bank, such as the Bank, and any of its affiliates are governed by the FRB's Regulation W and by Sections 23A and 23B of the Federal Reserve Act (the "FRA"). In general, these transactions must be on terms which are as favorable to the Bank as comparable transactions with non-affiliates. In addition, certain types of these transactions referred to as "covered transactions" are subject to quantitative limits based on a percentage of the Bank's capital, thereby restricting the total dollar amount of transactions the Bank may engage in with each individual affiliate and with all affiliates in the aggregate.

The term "covered transaction" includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. Further, most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amounts. In addition, applicable regulations prohibit the Bank from lending to any of its affiliates that engage in activities that are not permissible for bank holding companies and from purchasing low-quality (i.e., non-performing) assets from an affiliate or purchasing the securities of any affiliate, other than a subsidiary.

Loans to Insiders
The Bank's authority to extend credit to its directors, executive officers and principal shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the FRB. Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other features that are unfavorable to the Bank and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank's capital. The regulations allow small discounts on fees on residential mortgages for directors, officers and employees. In addition, extensions for credit in excess of certain limits must be approved by the Bank's Board of Directors.

Community Reinvestment Act
Under the Community Reinvestment Act ("CRA"), any insured depository institution, including the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the FDIC, in connection with its examination of a commercial bank and trust company, to assess the depository institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications for additional branches and acquisitions.

The CRA requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system and requires public disclosure of an institution's CRA rating. The Bank received a "Satisfactory" rating on its last CRA exam on January 19, 2005.

CRA regulations rate an institution based on its actual performance in meeting community needs. In particular, the assessment system focuses on three tests:

     o A lending test, to evaluate the institution's record of making loans in its assessment areas;

     o An investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses in its assessment area, or a broad area that includes its assessment area; and

     o A service test, to evaluate the institution's delivery of services through its retail banking channels and the extent and innovativeness of its community development services.

Safety and Soundness Standards
Pursuant to the requirements of the FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, each federal banking agency, including the FDIC, has adopted guidelines establishing general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder.

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

Prompt Corrective Action
The FDICIA also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. The FDIC, as well as the other federal banking regulators, adopted regulations governing the supervisory actions that may be taken against undercapitalized institutions. The regulations establish five categories, consisting of "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank's capital decreases within the three undercapitalized categories. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized. At December 31, 2005, the Bank met the criteria for being considered "well capitalized."

Federal Reserve System
Under FRB regulations, the Bank is required to maintain noninterest-earning reserves against its transaction accounts. Current FRB regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $47,600,000 or less, subject to adjustment by the FRB. Total transaction accounts in excess of $47,600,000 are required to have a reserve of 10% held against them, which are also subject to adjustment by the FRB. The first $7,000,000 of otherwise reservable balances, subject to adjustments by the FRB, are exempted from the reserve requirements. The Bank is in compliance with these requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. Federal Home Loan Bank ("FHLB") System members are also authorized to borrow from the Federal Reserve discount window, but FRB regulations require such institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

Federal Home Loan Bank System
The Bank is a member of the FHLB system, which consists of 12 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank of Boston (the "FHLB -Boston"), is required to acquire and hold shares of capital stock in the FHLB-Boston in an amount equal to at least 0.35% of the Bank's "Membership Stock Investment Base", as defined by the FHLB-Boston, or $10,000, whichever is greater. The Bank is also required to own activity-based stock, which is based on 4.5% of the Bank's outstanding advances. However, the activity-based stock investment requirement for overnight advances was reduced to 3%, as of August 15, 2005. These percentages are subject to change by the FHLB-Boston. The Bank was in compliance with this requirement with an investment in FHLB-Boston stock at December 31, 2005 of $6,450,000. Any FHLB advances must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance. The Federal Home Loan Banks are required to provide funds for certain purposes including contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income would be affected.

The Bank Secrecy Act
The Bank and the Corporation are subject to the Bank Secrecy Act, as amended by the USA PATRIOT Act, which gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers and mandatory transaction reporting guidelines. By way of example, the Bank Secrecy Act imposes an affirmative obligation on the Bank to report currency transactions that exceed certain thresholds and to report other transactions determined to be suspicious.

Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among financial institutions, bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act. Among other requirements, the USA PATRIOT Act imposes the following obligations on financial institutions:

     o all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program;

     o all financial institutions must establish and meet minimum standards for customer due diligence, identification and verification;

     o financial institutions that establish, maintain, administer or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) must establish appropriate, specific and, where necessary, enhanced due diligence policies, procedures and controls designed to detect and report money laundering through those accounts;

     o financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country) and are subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks;

     o bank regulators are directed to consider a bank's or holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

Office of Foreign Asset Control
The Bank and the Corporation, like all United States companies and individuals, are prohibited from transacting business with certain individuals and entities named on the Office of Foreign Asset Control's list of Specially Designated Nationals and Blocked Persons. Failure to comply may result in fines and other penalties. Recently, the Office of Foreign Asset Control issued guidance directed at financial institutions in which it asserted that it may, in its discretion, examine institutions determined to be high-risk or to be lacking in their efforts to comply with these prohibitions.

FEDERAL HOLDING COMPANY REGULATION

Capital Requirements
The FRB has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The FRB capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets, with at least one-half of that amount consisting of Tier 1, or core capital, and up to one-half of that amount consisting of Tier 2, or supplementary capital. Tier 1 capital for bank holding companies generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier 1 capital), less goodwill and, with certain exceptions, intangibles. Tier 2 capital generally consists of hybrid capital instruments; perpetual preferred stock that is not eligible to be included as Tier 1 capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the bulk of assets which are typically held by a bank holding company, including multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Single-family residential first mortgage loans which are not past-due (90 days or more) or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance-sheet items also are adjusted to take into account certain risk characteristics.

In addition to the risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of Tier 1 capital to total assets of 3.0%. Total assets for this purpose does not include goodwill and any other intangible assets and investments that the FRB determines should be deducted from Tier 1 capital. The FRB has announced that the 3.0% Tier 1 leverage capital ratio requirement is the minimum for the top-rated bank holding companies without any supervisory, financial or operational weaknesses or deficiencies or those that are not experiencing or anticipating significant growth. Other bank holding companies are expected to maintain Tier 1 leverage capital ratios of at least 4.0% to 5.0% or more, depending on their overall condition.

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

In addition, a bank holding company which does not qualify and elect to be treated as a financial holding company under the Gramm-Leach-Bliley Financial Services Modernization Act is generally prohibited from engaging in, or acquiring, direct or indirect control of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the FRB to be so closely related to banking or managing or controlling banks as to be permissible. Bank holding companies that do qualify as, and elect to be treated as, financial holding companies may engage in activities that are financial in nature or incident to activities which are financial in nature. Bank holding companies may qualify to become financial holding companies if they meet certain criteria set forth by the FRB.

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

Acquisition of the Corporation or the Bank
Under the federal Change in Bank Control Act, any person (including a company), or group acting in concert, seeking to acquire control of the Corporation or the Bank will be required to submit prior notice to the FRB. Under the Change in Bank Control Act, the FRB has 60 days within which to act on such notices, taking into consideration factors, including the financial and managerial resources of the acquirer, the convenience and needs of the communities served by the Corporation and the Bank, and the anti-trust effects of the acquisition. The term "control" is defined generally under the BHCA to mean the ownership or power to vote 25% or more of any class of voting securities of an institution or the ability to control in any manner the election of a majority of the institution's directors. Additionally under the Bank Merger Act sections of the Federal Deposit Insurance Act, the prior approval of an insured institution's primary federal regulator is required for an insured institution to merge with or transfer assets to another insured institution or an uninsured institution.

The Sarbanes-Oxley Act
As a public company, the Corporation is subject to the Sarbanes-Oxley Act which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from the type of corporate wrongdoing that occurred in Enron, WorldCom and similar companies. The Sarbanes-Oxley Act's principal legislation and the derivative regulation and rule making promulgated by the SEC includes:

o    the creation of an independent accounting oversight board;

o auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;

o additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

o a requirement that companies establish and maintain a system of internal control over financial reporting and that a company's management provide an annual report regarding its assessment of the effectiveness of such internal control over financial reporting to the company's independent accountants and that such accountants provide an attestation report with respect to management's assessment of the effectiveness of the company's internal control over financial reporting;

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

o requirement that companies disclose whether at least one member of the committee is an "audit committee financial expert" (as such term is defined by the SEC) and if not, why not;

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

Section 402 of the Sarbanes-Oxley Act of 2002 prohibits the extension of personal loans to directors and executive officers of issuers. The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as the Bank, that are subject to the insider lending restrictions of Section 22(h) of the Federal Reserve Act.

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

Massachusetts Holding Company Regulation
The Corporation as a Massachusetts-chartered corporation is governed by the Massachusetts Business Corporation Law and the Corporation's Articles of Organization and Bylaws. Under the Massachusetts banking laws, a company owning or controlling two or more banking institutions, including a savings bank, is regulated as a bank holding company. The Corporation or the Bank would become a Massachusetts bank holding company if the Corporation acquired a second banking institution and operated it separately from the Bank or the Bank acquired a banking institution.

Quotation on NASDAQ
The Corporation's common stock is quoted on The NASDAQ Stock Market. In order to maintain such quotation, the Corporation is subject to certain corporate governance requirements, including:

     o    a majority of its board must be composed of independent directors;

     o it is required to have an audit committee composed of at least three directors, each of whom is an independent director, as such term is defined by both the rules of the National Association of Securities Dealers ("NASD") and by Securities Exchange Act regulations;

     o its nominating committee and compensation committee must also be composed entirely of independent directors;

     o each of its audit committee and nominating committee must have a publicly available written charter.

ITEM 1A    RISK FACTORS
-----------------------

These are general risk factors affecting Westbank Corporation. These potential risks are further described under "Item 1 - Business" and in "Management's Discussion and Analysis." These risks should be considered when deciding whether or not to make an investment in the Corporation. Additional risks that are not known to us at this time or risks that are currently deemed immaterial could also have an adverse impact on our business.

Changes in market interest rates could adversely affect our financial condition and results of operations.
Our financial condition and results of operations can be significantly affected by changes in market interest rates. Our results of operations depend substantially on our net interest income, which is the difference between the interest income that we earn on our interest-earning assets and the interest expense that we pay on our interest-bearing liabilities. Changes in market interest rates are often affected by external factors beyond the control of management, including inflation, recession and domestic and international events. Interest rate changes can either negatively or positively impact our net interest income depending on the current position of the Corporation, including the make-up of its balance sheet and rate at which its interest-earning assets and interest-bearing liabilities reprice.

We are currently in a period of rising interest rates. If interest rates continue to increase as a result of an improving economy, we may have to increase the rates paid on our deposits and borrowed funds more quickly than our loans and investments reprice, resulting in a negative impact on our net interest income. In addition, the impact of rising rates could be compounded if deposit customers move funds from savings accounts back to higher rate certificate of deposit accounts. Increases in interest rates may also decrease loan demand and make it more difficult for borrowers to repay adjustable rate loans. Conversely, should market interest rates fall below current levels, our net interest margin could also be negatively affected if more interest-earning assets reprice than interest-bearing liabilities.

Changes in the fair value of available-for-sale investments are recorded as unrealized gains and (losses) and included as a component of stockholders' equity. Decreases in the fair value of available-for-sale investments will negatively affect stockholders' equity.

Our commercial real estate and commercial loan portfolio may increase our credit risk.
We originate commercial real estate, including construction, and commercial loans and leases in addition to our residential lending. Commercial real estate and commercial loans are generally considered to involve a higher degree of risk than residential mortgage loans because the collateral may be in the form of intangible assets and or inventory subject to market obsolescence. Additionally, commercial real estate and commercial loans usually consist of relatively large loan balances to single borrowers or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation of the business or property and income stream of the borrower. Such risks can be significantly affected by economic conditions. Commercial real estate and commercial loans are more susceptible to a risk of loss during a downturn in the economy.

We have certain loan policies in place that limit the amount of loans to a single borrower or group of borrowers to reduce this risk. However, the underwriting, review and monitoring of these types of loans cannot eliminate all of the risks related to these loans.

Increased competition in the banking and financial services industry may unfavorably affect our business.
The banking and financial services industry is very competitive. Our primary competition includes local, regional and super-regional commercial banks, mutual savings banks, savings and loan associations, credit unions, consumer finance companies, loan offices, money market funds and other financing organizations. Consolidation among financial service providers has resulted in fewer national and regional banks and financial institutions holding a larger accumulation of assets. These institutions generally have greater resources and a wider geographic presence. Our competitors sometimes are also able to offer more services, more favorable pricing or greater customer convenience than we do. Particularly intense competition exists for sources of funds including savings and time deposits and loans. Changes in the regulatory landscape and technological advances have allowed a wide range of competitors to compete more effectively in local markets.

An inadequate allowance for loan losses would reduce our earnings.
We are exposed to the risk that customers will not be able to repay their loans. This risk is inherent in the lending business. We also run the risk that the customer's collateral will not be sufficient to cover the balance of their loan, as underlying collateral values fluctuate with market changes. The fact that our loan portfolio is not concentrated within a single industry or a group of related industries helps mitigate this credit risk; however, we can not eliminate the risk altogether. The Bank records an allowance for loan losses to cover these potential losses.

The adequacy of the allowance for loan losses is evaluated quarterly by management. Factors considered in evaluating the allowance for loan losses include the size and concentration of the portfolio, previous loss experience, current economic conditions and their effect on borrowers, the financial condition of individual borrowers and the related performance of individual loans in relation to contract terms. At December 31, 2005, management believes that the allowance for loan losses is adequate to cover any potential losses. However, it is possible that borrower defaults could exceed our allowance for loan losses which would reduce our earnings. We also may experience adverse trends that would require us to significantly increase our allowance for loan losses in the future, which would also reduce our earnings.

Improper functioning of our information technology systems could have an adverse impact on our operations.
We rely heavily on our information technology systems, including the systems of outside service providers. If our internal systems or external technological sources were to fail or there is a breach of security, our ability to maintain accurate financial records may be impaired, which could materially affect our operations and financial condition.

Regulatory restrictions and reduced earnings may limit our dividend payments.
We presently pay a regular cash dividend on a quarterly basis. The granting of those dividends is approved by the Board of Directors. While the Board of Directors expects to continue its current policy of declaring regular quarterly dividend payments, the policy will continue to be reviewed periodically in light of future earnings, regulatory restrictions and other considerations. Therefore, no assurance can be given that cash dividends on common stock will continue to be paid in the future.

Failure to pay interest on our debt may adversely impact our business.
Deferral of interest payments where allowed on our trust preferred securities and junior subordinated debentures may affect our ability to raise additional debt and pay dividends on our common stock. Failure to pay interest on our other borrowings would adversely affect our ability to continue our business operations.

Changes in the value of our goodwill could reduce our earnings.
We are required under accounting principles generally accepted in the United States of America to test our goodwill for impairment at least on an annual basis. At December 31, 2005, our goodwill totaling $8,837,000 was deemed not to be impaired. If our goodwill is ever found to be impaired we would be required to write-off all or part of our goodwill which would negatively impact our earnings.

We are subject to extensive regulation that could restrict our activities or impose financial limitations.
We are subject to extensive regulation, examination and supervision through various state and federal regulators, including but not limited to the Massachusetts Division of Banks, FDIC, FRB and SEC. We are also exposed to the recent heightened regulatory scrutiny under the Bank Secrecy Act and the USA PATRIOT Act. Management has policies and procedures in place to comply with all state and federal regulations, including anti-money laundering laws, however we can not assure that we are in full compliance at all times. Additionally, we are subject to consumer protection laws which regulate our lending and deposit activities. A significant claim against us under any of these laws and regulations could have a material adverse impact on our business operations. The regulation, examination and supervision to which we are subject limits the activities in which we may engage. Regulatory authorities have extensive discretion in the exercise of their supervisory and enforcement powers. They may, among other things, impose restrictions on the operation of a banking institution, the classification of assets by such institution and such institution's allowance for loan losses. Any change in the laws or regulations applicable to us, or in banking regulators' supervisory policies or examination procedures could have a material adverse impact on our business operations. See "Item 1 - Business" for additional information on the regulatory environment that we operate in.

Our local economy may affect our future growth possibilities.
Our current market area is principally located in Hampden, Hampshire, Franklin and Worcester Counties in Massachusetts and Windham County in Connecticut. Our future growth opportunities depend on the growth and stability of our regional economy and out ability to expand our market area. A downturn in our local economy may limit funds available for deposit and may negatively affect our borrowers' ability to repay their loans on a timely basis, both of which could have an impact on our profitability.

We depend on our executive officers and key personnel to continue the implementation of our long-term business strategy and could be harmed by the loss of their services.
We believe that our continued growth and future success will depend in large part upon the skills of our management team. The competition for qualified personnel in the financial services industry is intense, and the loss of our key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect our business. We cannot assure you that we will be able to retain our existing key personnel or attract additional qualified personnel. Although we have an employment agreement with our President and Chief Executive Officer, the loss of the services of one or more of our executive officers and key personnel could impair our ability to continue to develop our business strategy.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud and, as a result, investors and depositors could lose confidence in our financial reporting, which could adversely affect our business, the trading price of our stock and our ability to attract additional deposits.

We are required to include in our annual reports filed with the Securities and Exchange Commission (the "SEC") a report of our management regarding internal control over financial reporting. As a result, we document and evaluate our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and SEC rules and regulations, which require an annual management report on our internal control over financial reporting, including, among other matters, management's assessment of the effectiveness of internal control over financial reporting and an attestation report by our independent auditors addressing these assessments. Accordingly, management has retained outside consultants to assist us in (i) assessing and documenting the adequacy of our internal control over financial reporting, (ii) improving control processes, where appropriate, and
(iii) verifying through testing that controls are functioning as documented. If we fail to identify and correct any significant deficiencies in the design or operating effectiveness of our internal control over financial reporting or fail to prevent fraud, current and potential stockholders and depositors could lose confidence in our financial reporting, which could adversely affect our business, financial condition and results of operations, the trading price of our stock and our ability to attract additional deposits.

ITEM 1B    UNRESOLVED STAFF COMMENTS
------------------------------------

None.

ITEM 2 PROPERTIES
------ ----------
The Corporation had one principal banking subsidiary, Westbank, which operates seventeen banking offices located in Massachusetts and Connecticut, as follows:

         ================================================ ================= ================ =================
                            LOCATION                           OWNED             LEASED            TOTAL
         ------------------------------------------------ ----------------- ---------------- -----------------
         MASSACHUSETTS
             Agawam (Feeding Hills)                                                1                1
             Chicopee                                            1                                  1
             Chicopee - supermarket                                                1                1
             East Longmeadow                                     1                                  1
             East Longmeadow - supermarket                                         1                1
             Holyoke                                             1                                  1
             Ludlow                                              1                                  1
             Southwick                                                             1                1
             Webster                                                               1                1
             West Springfield                                    2                 1                3
             Westfield                                           1                                  1
         CONNECTICUT
             Danielson                                           1                                  1
             Putnam                                              1                 1                2
             Woodstock                                                             1                1
         ------------------------------------------------ ----------------- ---------------- -----------------
                             TOTALS                              9                 8               17
         ================================================ ================= ================ =================

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

ITEM 3 LEGAL PROCEEDINGS
------ -----------------
Other than ordinary routine litigation incidental to the business, no litigation is pending against the Corporation and its subsidiaries. Management, after consultation with legal counsel, does not anticipate that any liability arising out of such litigation will have a material effect on the Corporation's Financial Statements.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------ ---------------------------------------------------
No matters were submitted to a vote of security holders during the fourth quarter of 2005.

                                    PART II
                                    -------

ITEM 5 MARKET FOR CORPORATION'S COMMON STOCK, RELATED
------ ----------------------------------------------
       STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
       -------------------------------------------------------------

Reference is made to the Corporation's Annual Report to Stockholders for the year ended December 31, 2005, wherein this subject is covered.

Share Repurchase Plan
During the fourth quarter of 2003 the Board of Directors approved a new stock repurchase program of up to 5% of the Corporation's stock. The program was announced in October 2003. The value of the 5% stock of the Corporation at the time of the announcement was approximately $3,800,000. The following table summarizes repurchases of Westbank Corporation's stock for the three months ended December 31, 2005.

                                                                       Total Number of Shares      Maximum Number of
                                                                        Purchased as Part of    Shares that May Yet Be
                             Total Number of      Average Price Paid    Publicly Announced       Purchased Under the
         Period             Shares Purchased          Per Share          Plans or Programs        Plans or Programs
----------------------------------------------------------------------------------------------------------------------
   October 2005                 1,500                  $ 14.14                37,085                  180,819
   November 2005                6,800                    14.34                43,885                  174,019
   December 2005               12,000                    14.98                55,885                  162,019
----------------------------------------------------------------------------------------------------------------------
         Total                 20,300                  $ 14.70                55,885                  162,019
======================================================================================================================

ITEM 6 SELECTED FINANCIAL DATA
------ -----------------------
Reference is made to the Corporation's Annual Report to Stockholders for the year ended December 31, 2005, wherein this subject is covered and is hereby incorporated by reference.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------ ---------------------------------------------------------------
       RESULTS OF OPERATIONS
       ---------------------

Reference is made to the Corporation's Annual Report to Stockholders for the year ended December 31, 2005, wherein this subject is covered and is hereby incorporated by reference.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------- ----------------------------------------------------------
Reference is made to the Corporation's Annual Report to Stockholders for the year ended December 31, 2005, wherein the subject matter is covered and is hereby incorporated by reference.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------ -------------------------------------------
Reference is made to the Corporation's Annual Report to Stockholders for the year ended December 31, 2005, wherein this subject is covered, and is hereby incorporated by reference.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------ ---------------------------------------------------------------
       FINANCIAL DISCLOSURE
       --------------------

        NONE

                               -------------------

ITEM 9A CONTROLS AND PROCEDURES
------- -----------------------
As of the end of the period covered by this report, management of the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's principal executive officer and principal financial officer, of the effectiveness of the Corporation's disclosure controls and procedures. Based on this evaluation, the Corporation's principal executive officer and principal financial officer concluded that the Corporation's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in reports that it files or submits under the Securities Exchange Act of 1934, as amended, (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to the Corporation's management, including the Corporation's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the design of the Corporation's disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. The Corporation's principal executive and financial officers have concluded that the Corporation's disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

The report of management on the Corporation's internal control over financial reporting and the attestation report of the Corporation's registered public accounting firm are both incorporated by reference from the Annual Report to Stockholders for the year ended December 31, 2005.

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

ITEM 9B OTHER INFORMATION
------- -----------------
              NONE

                                    PART III
                                    --------

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------  --------------------------------------------------
Reference is made to the Corporation's Proxy Statement to Stockholders for the 2006 Annual Meeting scheduled for April 19, 2006, wherein this subject is covered, and is hereby incorporated by reference.

ITEM 11  EXECUTIVE COMPENSATION
-------  ----------------------
Reference is made to the Corporation's Proxy Statement to Stockholders for the 2006 Annual Meeting scheduled for April 19, 2006, wherein this subject is covered, and is hereby incorporated by reference.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
-------  -----------------------------------------------
         AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS
         -----------------------------------------------
Reference is made to the Corporation's Proxy Statement to Stockholders for the 2006 Annual Meeting scheduled for April 19, 2006, wherein this subject is covered, and is hereby incorporated by reference.

The following table sets forth certain information as of December 31, 2005 concerning outstanding awards and securities available for future issuance pursuant to the Corporation's equity compensation plans.

  ------------------------------  --------------------------    ----------------------   -------------------------
                                             (a)                         (b)                        (c)
                                                                                            Number of securities
                                                                                          remaining available for
                                                                                           future issuance under
                                  Number of securities to be       Weighted-average         equity compensation
                                   issued upon exercise of        exercise price of          plans, excluding
                                     outstanding options,        outstanding options,     securities reflected in
          Plan Category              warrants and rights         warrants and rights             Column (a)
  ------------------------------  --------------------------    ----------------------   -------------------------
  Equity compensation plans
   approved by security
   holders:

      Stock option                          546,562                  $     10.91                     20,948

      Restricted stock plan                  80,500                  $     19.30                          -

  Equity compensation plans
   not approved by security
   holders                                      N/A                          N/A                        N/A
  ------------------------------  --------------------------     ----------------------   -------------------------

  Total                                     627,062                  $     11.99                     20,948
  ------------------------------  --------------------------     ----------------------   -------------------------

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------    ----------------------------------------------
Reference is made to the Corporation's Proxy Statement to Stockholders for the 2006 Annual Meeting scheduled for April 19, 2006, wherein this subject is covered under the caption, "Beneficial Ownership of Stock and Executive Compensation - Miscellaneous", and is hereby incorporated by reference.

ITEM 14    PRINCIPAL ACCOUNTING FEES AND SERVICES
-------    --------------------------------------
Reference is made to the Corporation's Proxy Statement for stockholders for the 2006 Annual Meeting scheduled for April 19, 2006, wherein this subject is covered, and is hereby incorporated by reference.

                                      III-1

                                     PART IV
                                     -------

ITEM 15    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
-------    ------------------------------------------

The following documents are filed as a part of this report:

  1.     Financial Statements

         The following financial statements are incorporated into this Annual Report on Form 10-K by reference to the Corporation's Annual Report to Stockholders for the year ended December 31, 2005:

         WESTBANK CORPORATION
         --------------------

         Reports of Independent Registered Public Accounting Firms Consolidated Balance Sheets at December 31, 2005 and 2004 Consolidated Statements of Income for the years ended
              December 31, 2005, 2004 and 2003
         Consolidated Statements of Stockholders' Equity from
              January 1, 2003 to December 31, 2005
         Consolidated Statements of Comprehensive Income for the
              years ended December 31, 2005, 2004 and 2003
         Consolidated Statements of Cash Flows for the years ended
              December 31, 2005, 2004 and 2003
         Notes to Consolidated Financial Statements

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

Signature                                     Title                              Date
----------------------------------------------------------------------------------------------
                                              President and
/s/ Donald R. Chase                           Chief Executive Officer            March 1, 2006
-------------------------------------
Donald R. Chase


                                              Chairman of the Board
/s/ Ernest N. Laflamme, Jr.                   and Director                       March 1, 2006
-------------------------------------
Ernest N. Laflamme, Jr.


                                              Treasurer and
/s/ John M. Lilly                             Chief Financial Officer            March 1, 2006
-------------------------------------
John M. Lilly


/s/ Mark A. Beauregard                        Director                           March 1, 2006
-------------------------------------
Mark A. Beauregard


/s/ David R. Chamberland                      Director                           March 1, 2006
-------------------------------------
David R. Chamberland


/s/ G. Wayne McCary                           Director                           March 1, 2006
-------------------------------------
G. Wayne McCary


/s/ Robert J. Perlak                          Corporate Clerk and Director       March 1, 2006
-------------------------------------
Robert J. Perlak


/s/ George R. Sullivan                        Director                           March 1, 2006
-------------------------------------
George R. Sullivan


/s/ James E. Tremble                          Director                           March 1, 2006
-------------------------------------
James E. Tremble

                                  EXHIBIT INDEX

                                                                                                         Page No.
                                                                                                      -------------
   2.1   Stock Purchase Agreement dated April 12, 1999 among
         Lake Sunapee Bank F.S.B., Mascoma Savings Bank and Cargill Bank                                       ****

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

  10.21  1985 Incentive Stock Option Plan for key employees                                              **********

  10.16  1995 Directors' Stock Incentive Plan                                                           ***********

  10.17  1996 Stock Incentive Plan                                                                     ************

  10.18  2004 Recognition and Retention Plan                                                          *************

  10.19  Dividend Reinvestment and Common Stock Purchase Plan                                                     X

  10.20  Cargill Bank of Connecticut Stock Option Plan dated
         September 31, 1992 as assumed by Westbank Corporation                                                   XX

  10.22  Employee Stock Ownership Plan                                                                         XXXX

  13. Annual Report to Stockholders for year-end 2005 incorporated by reference into this annual report on Form 10-K

  14.    Code of Ethics                                                                                         XXX

  21.    Subsidiaries of Registrant

  23.1   Consent of Deloitte & Touche LLP

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

X Incorporated by reference to Exhibit 99.2 contained in Registrant's Registration Statement on Form S-3 filed February 28, 2003.

XX Incorporated by reference to Exhibit 99 contained in Registrant's Registration Statement on Form S-8 filed July 23, 2002.

XXX Incorporated by reference to Appendix D contained in Registrant's Proxy Statement for the Annual Meeting of Shareholders on Form 14-A filed April 21, 2004.

XXXX          Executed prior to EDGAR on January 1, 1989.