Form 10-Q
period 2006-03-31
WESTBANK CORP
filed 2006-05-08
CIK 742070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)	☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

	☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number          0  -  12784

WESTBANK CORPORATION
(Exact name of the registrant as specified in its charter)

Massachusetts	04-2830731
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

225 Park Avenue, West Springfield, Massachusetts	01090-0149
(Address of principal executive offices)	(Zip Code)

(413) 747-1400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Common stock, par value $2.00 per share:  4,761,283 shares outstanding as of April 30, 2006.

WESTBANK CORPORATION AND SUBSIDIARIES

ITEM 1.	FINANCIAL STATEMENTS

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (Dollar amounts in thousands, except share data)	March 31, 2006	December 31, 2005

ASSETS
Cash and due from banks:
Non-interest-bearing	$15,645	$13,899
Interest-bearing cash and cash equivalents	488	10
Federal funds sold	105	24

Total cash and cash equivalents	16,238	13,933

Investment securities available for sale, at fair value	168,676	172,073
Investment securities held to maturity, at amortized cost (fair value of $149,820 at March 31, 2006 and $148,582 at December 31, 2005)	154,157	151,358

Total investment securities	322,833	323,431

Investment in Federal Home Loan Bank stock	7,676	6,450
Loans, held for sale	206	—
Loans, net of allowance for loan losses ($4,173 at March 31, 2006 and $4,199 at December 31, 2005)	437,484	428,260
Property and equipment, net	7,993	7,577
Accrued interest receivable	4,341	4,418
Other real estate owned	608	630
Goodwill	8,837	8,837
Bank-owned life insurance	9,238	9,149
Investment in unconsolidated investee	526	526
Deferred income tax asset, net	2,126	1,471
Other assets	3,730	4,025

TOTAL ASSETS	$821,836	$808,707

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$80,910	$84,300
Interest-bearing	502,755	515,059

Total deposits	583,665	599,359

Borrowed funds	167,865	138,454
Interest payable on deposits and borrowings	1,189	806
Junior subordinated debentures	17,526	17,526
Other liabilities	5,003	5,184

Total liabilities	775,248	761,329

Stockholders’ Equity:
Preferred stock, par value $5 per share, authorized 100,000 shares, none issued
Common stock, par value $2 per share, authorized 9,000,000 shares, issued 4,780,274 shares in 2006 and 2005	9,560	9,560
Unearned compensation restricted stock	—	(1,424)
Additional paid in capital	17,708	19,105
Retained earnings	22,661	22,417
Treasury stock, at cost (24,969 shares at March 31, 2006 and 27,317 shares at December 31, 2005)	(381)	(420)
Accumulated other comprehensive loss	(2,960)	(1,860)

Total Stockholders’ Equity	46,588	47,378

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$821,836	$808,707

See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)	Three Months Ended March 31,

(Dollar amounts in thousands, except per share data)	2006	2005

Interest and Dividend Income:
Interest and fees on loans	$6,643	$6,246
Interest and dividend income on securities	3,858	3,147
Interest from interest-bearing cash equivalents and federal funds sold	7	3

Total interest and dividend income	10,508	9,396
Interest expense:
Interest on deposits	3,379	2,751
Interest on borrowed funds	1,726	948

Total interest expense	5,105	3,699

Net interest income	5,403	5,697
Provision for loan losses	—	140

Net interest income after provision for loan losses	5,403	5,557

Non-interest income:
Gain on sale of securities	—	96
Gain on sale of loans	19	16
Other non-interest income	894	1,105

Total non-interest income	913	1,217

Non-interest expense:
Salaries and benefits	2,876	2,697
Other non-interest expense	1,748	1,813
Occupancy – net	369	412

Total non-interest expense	4,993	4,922

Income before income taxes	1,323	1,852
Provision for income taxes	414	441

Net Income	$909	$1,411

Earnings per share
Basic	$0.19	$0.30
Diluted	$0.19	$0.29

See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Three Months Ended March 31,

(Dollar amounts in thousands)	2006	2005

Operating activities:
Net income	$909	$1,411
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	140
Write-down of other real estate owned	22	—
Net amortization (accretion) of premiums and discounts on investments and loans	19	(8)
Loan originations – available-for-sale	(1,191)	(1,054)
Proceeds from sale of available-for-sale loans	1,200	1,058
Depreciation and amortization	160	202
Gain on sale of securities	—	(96)
Gain on sale of loans	(19)	(16)
Excess bank-owned life insurance proceeds over book value	—	(315)
Increase in cash surrender value of bank-owned life insurance	(89)	(82)
Deferred income tax benefit	(45)	(539)
Share-based compensation	55	55
Excess tax benefit from share-based compensation	(13)	—
Income tax benefit from exercise of non-qualified stock options	—	37
Changes in assets and liabilities:
Accrued interest receivable	77	(87)
Other assets	281	481
Accrued interest payable on deposits and borrowings	383	95
Other liabilities	(168)	(46)

Net cash provided by operating activities	1,581	1,236

Investing activities:
Securities:
Held to maturity:
Purchases	(5,000)	(9,700)
Proceeds from maturities and principal payments	2,201	6,215
Available for sale:
Purchases	(1,008)	(28)
Proceeds from sales	—	1,918
Proceeds from maturities and principal payments	2,658	1,236
Purchase of loans	(6,504)	—
Net increase in loans	(2,884)	(5,154)
Purchases of property and equipment	(576)	(214)
Proceeds from bank-owned life insurance	—	560
Purchase of Federal Home Loan Bank stock	(1,226)	—

Net cash used in investing activities	(12,339)	(5,167)

Financing activities:
Net decrease in deposits	(15,694)	(7,505)
Net (decrease) increase in short-term borrowings	(7,586)	13,554
Proceeds from long-term borrowing	40,000	—
Repayment of long-term borrowings	(3,003)	(1,224)
Purchase of common stock	(171)	—
Excess tax benefit from share-based compensation	13	—
Proceeds from exercise of stock options, stock purchase plan and dividend reinvestment	169	210
Dividends paid	(665)	(661)

Net cash provided by financing activities	13,063	4,374

Increase in cash and cash equivalents	2,305	443
Cash and cash equivalents at beginning of period	13,933	13,154

Cash and cash equivalents at end of period	$16,238	$13,597

Cash (received) paid:
Interest on deposits and borrowings	$4,722	$3,604
Income taxes, net	(28)	36
Supplemental disclosure of cash flow information:
Unrealized loss on securities available for sale, net of taxes	(1,100)	(1,140)
Transfer of loans to loans held for sale	1,397	1,054

See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(Unaudited)

NOTE A  -  GENERAL INFORMATION

Westbank Corporation (the “Corporation”) is a Massachusetts-chartered corporation and a registered bank holding company.  The Corporation has a wholly-owned bank subsidiary, Westbank, a Massachusetts-chartered commercial bank and trust company (the “Bank”).  The Bank has two subsidiaries: Park West Securities Corporation and PWB&T, Inc. (PWB&T).  The Corporation is headquartered in West Springfield, Massachusetts.  As of March 31, 2006, the Bank had seventeen offices located in Massachusetts and Connecticut that provide a full range of retail banking services to individuals, businesses and nonprofit organizations.  The accompanying unaudited condensed consolidated financial statements include the Corporation, the Bank and the Bank’s two subsidiaries.  All significant intercompany balances and transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements.

NOTE B  -  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for the three-month periods ended March 31, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”).  Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim reports.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts.  Actual results could differ significantly from these estimates.

For further information, please refer to the Consolidated Financial Statements and footnotes thereto included in the Westbank Corporation Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE C  -  FINANCIAL STATEMENT RECLASSIFICATIONS

Certain amounts in the December 31, 2005 and March 31, 2005 financial statements have been reclassified to conform to the March 31, 2006 presentation.

NOTE D  -  RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133 and SFAS No. 140.  SFAS No. 155 permits an entity to apply fair value accounting for any hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation.  Changes in fair value would be recognized in the statement of income.  The fair value election may be applied on an instrument-by-instrument basis.  SFAS No. 155 also eliminates a restriction on the passive derivative instruments that a qualifying special purpose entity may hold.  SFAS No. 155 is effective for those financial instruments acquired or issued after the beginning of the first fiscal year following September 15, 2006, which is January 1, 2007 for the Corporation.  Management does not expect the adoption of SFAS No. 155 to have an impact on the Corporation’s financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.”  SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.  For subsequent measurements, the standard permits an entity to measure each class of servicing assets or servicing liabilities using either the amortization method or fair value method.  The decision to subsequently measure a class of servicing assets or liabilities using the fair value method is irrevocable.  SFAS No. 156 is effective for the first fiscal year that begins after September 15, 2006, which is January 1, 2007 for the Corporation.  The Corporation is currently evaluating the potential impact of adopting SFAS No. 156 but does not expect it to have a material effect on the Corporation’s financial condition or results of operations.

NOTE E  -  FINANCIAL LETTERS OF CREDIT

The Corporation has financial letters of credit that require the Corporation to make payment in the event of the customer’s default, as defined in the agreements.  The Corporation measures and considers recognition of the fair value of the guarantee obligation at inception.  The Corporation estimates the initial fair value of the letters of credit based on the fee received from the customer.  The fees collected as of March 31, 2006 were immaterial; therefore, these guarantee obligations are not reflected in the accompanying condensed consolidated financial statements.  The maximum potential undiscounted amount of future payments of letters of credit as of March 31, 2006 are approximately $650,000, all of which will expire within one year.  Amounts due under these letters of credit would be reduced by any proceeds that the Corporation would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.  The Corporation has not recorded any contingent liabilities related to these letters of credit.

NOTE F  -  DIRECTORS AND EXECUTIVES SUPPLEMENTAL RETIREMENT PLAN

The Westbank Directors and Executives Supplemental Retirement Plan was established in 2001.  Under the Supplemental Retirement Plan, the Bank provides post-retirement benefits for non-employee Directors who retire from the Board after reaching age seventy-two (72) and certain executive officers who retire at age sixty-five (65).  The retirement benefit is in the amount of seventy-five percent (75%) of the Director’s or executive’s final compensation at retirement and is payable for the life of the retiree.  For the executives, this amount is reduced by fifty percent (50%) of the primary insurance amount from Social Security and any employer-provided qualified retirement plans.  The Corporation uses a December 31 measurement date for the plan.

The combined cost of the Corporation’s defined benefit portion of the Directors and Executives Supplemental Retirement Plan includes the following components:

	Three Months Ended March 31,

	2006	2005

Service cost	$48,388	$34,542
Interest cost	74,462	48,790
Amortization of prior service cost	55,266	31,235
Amortization of net loss	14,962	6,366

Net periodic benefit cost	$193,078	$120,933

The weighted average assumptions utilized to determine the benefit obligation and net benefit cost are as follows:

At March 31,	2006	2005

Discount rate	5.75%	5.75%
Rate of increase in compensation levels	5.00	5.00

The Corporation funds the Directors and Executives Supplemental Retirement Plan as benefits become payable.  The expected benefit payment during 2006 is $10,500.  There were no contributions made during the first quarter of 2006.

NOTE G  -  SHARE-BASED COMPENSATION

On January 1, 2006, the Corporation adopted SFAS No. 123(R), “Share-Based Payment”.  SFAS No. 123(R) requires the recognition of compensation expense related to share-based payment transactions under the fair-value-based method.  The Corporation adopted SFAS No. 123(R) using the modified prospective method of transition.  Under the modified prospective method, compensation cost is recognized on or after the effective date for the portion of awards for which the requisite service has not yet been rendered.  Results from prior periods have not been retroactively adjusted.  The adoption of SFAS No. 123(R) did not have a material effect on the Corporation’s financial condition or results of operations.

The Corporation has been expensing stock-based compensation since January 1, 2003, as it had previously adopted the fair-value-based method of expense recognition under SFAS No. 123.  The fair-value-based method of expense recognition in SFAS No. 123(R) is similar to the fair-value-based method described in SFAS No. 123.  However, SFAS No. 123(R) requires that compensation cost is recognized net of estimated forfeitures.  Effective January 1, 2006, the Corporation will recognize compensation expense net of estimated forfeitures.

The Corporation currently accelerates the recognition of compensation cost for retired employees and Directors at the date of retirement.  As of January 1, 2006, for any new awards granted, the Corporation will recognize compensation expense for the period from the date of grant through the date that the employee first becomes eligible for retirement.  In some cases, this will result in the recognition of compensation cost over a shorter period than the stated vesting period.  Had the Corporation previously applied the accelerated vesting methodology in SFAS No. 123(R), additional compensation expense totaling $10,000 would have been recognized for the three months ended March 31, 2006 and 2005, respectively.

Prior to the adoption of SFAS No. 123(R), all tax benefits resulting from the exercise of stock options were presented as operating cash flows in the Condensed Consolidated Statements of Cash Flows. In accordance with SFAS No. 123(R), for the three months ended March 31, 2006, the presentation of the statement of cash flows has changed from prior periods.  SFAS No. 123(R) requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (“excess tax benefits”) be classified as financing cash flows.  For the three months ended March 31, 2006, excess tax benefits realized from the exercise of stock options of approximately $12,600 were reported as financing cash flows.

SFAS No. 123(R) requires the Corporation to calculate its pool of excess tax benefits, or the additional paid-in capital pool (APIC pool), available as of January 1, 2006, to absorb tax deficiencies that may be recognized in subsequent periods.  On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.”  The FASB Staff Position offers an alternative transition method to account for the tax effects of share-based compensation.  The alternative transition method includes a simplified method to calculate the beginning balance of the APIC pool.  The Corporation has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS No. 123(R).  The Corporation has not yet calculated the beginning balance of its APIC pool, as it has one year from the adoption of SFAS No. 123(R) to do so.  Management does not expect the calculation of its APIC pool to have an impact on the Corporation.

Stock Option Plan

The 1996 Incentive Stock Option Plan for Directors and employees was established in 1996 and amended at the 2002 Annual Meeting of Shareholders.  Employee options are granted at the discretion of the Board of Directors.  Directors are granted options totaling 1,000 shares immediately following the Corporation’s Annual Meeting each year only if the Corporation achieved a return on average equity of 12% or higher.  Directors’ options expire 20 years after the grant date, if unexercised, while employee options expire ten years after the grant date.  The Directors portion of this plan has expired.  All of the Corporation’s prior stock option plans have expired as to the ability to grant new options.

Stock options are generally granted at prices which are equal to the market value on the date of grant.  Employee options generally vest over five years with Director’s options generally vesting over a period of six months.  Compensation expense is recognized ratably over the vesting period.  At March 31, 2006, all outstanding stock options are fully vested and exercisable.  There is no unrecognized compensation cost related to these options.

Stock option activity for the three months ended March 31, 2006 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at January 1, 2006	546,562	$10.91
Exercised	4,367	7.24

Outstanding at March 31, 2006	542,195	$10.94	4.38 years	$3,285,702

Exercisable at March 31, 2006	542,195	$10.94	4.38 years	$3,285,702

Cash received from options exercised for the three months ended March 31, 2006 and 2005 was $31,600 and $45,600, respectively.  The intrinsic value of options exercised during the three-month periods ended March 31, 2006 and 2005 was $37,200 and $108,800, respectively.

Restricted Stock Plan

On April 21, 2004, Westbank Corporation’s stockholders approved the Corporation’s adoption of the 2004 Recognition and Retention Plan (“RRP”), which allows the Corporation to grant restricted stock awards to certain officers, employees and outside Directors.  During 2004, the Board of Directors granted 92,505 shares of restricted stock pursuant to the RRP.  The restricted shares generally vest at a rate of 12.5% per year over eight years, with acceleration upon retirement.  The restricted common shares are held in trust until vested.  At March 31, 2006, there were 80,500 shares of nonvested restricted stock outstanding, held in trust.

In accordance with SFAS No. 123(R), the fair value of restricted stock awards is estimated on the date of grant based on the market price of our stock and is amortized to compensation expense on a straight-line basis over the related vesting periods.  The unrecognized compensation cost related to the nonvested restricted stock award was recorded as unearned compensation in stockholders’ equity at December 31, 2005.  As part of the adoption of SFAS No. 123(R), on January 1, 2006, the unrecognized compensation cost related to the nonvested restricted stock award was included as a component of additional paid-in capital.

Activity related to the restricted share plan for the three months ended March 31, 2006 was as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2006	80,500	$19.30
Granted	—	—
Vested	—	—
Forfeited or Expired	—	—

Nonvested at March 31, 2006	80,500	$19.30

At March 31, 2006, there was $1,368,700 of total unrecognized compensation cost related to the nonvested restricted shares, which is expected to be recognized over the remaining weighted-average vesting period of 6.2 years.

The following table represents share-based compensation expense and the related tax effects:

	Three Months Ended March 31,

	2006	2005

Share-based compensation expense	$55,488	$55,791
Income tax benefit related to share-based compensation, recognized in net income	22,694	22,819
Excess tax benefit realized due to exercise of options	12,572	36,630

Share-based compensation expense is included in Salaries and Benefits in the accompanying Condensed Consolidated Statements of Income.

The Corporation has an ongoing share repurchase plan.  Shares are purchased on the open market and used to satisfy share option exercises.  During the first quarter of 2006, 10,850 shares were purchased pursuant to the repurchase plan.  There were no shares purchased under the plan during the first quarter of 2005.  At March 31, 2006, there were 151,169 shares still available to purchase under the plan.

NOTE H  -  EARNINGS PER SHARE

Basic earnings per share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflects additional common shares that would have been outstanding if certain potentially dilutive common shares were issued during the period.  For the three-month periods ended March 31, 2006 and 2005, 88,900 and 100,905, respectively, potentially dilutive common shares were excluded from the following table because the effect was antidilutive.  The following table sets forth the components of basic and diluted earnings per share:

	Three Months Ended March 31,

(Dollar amounts in thousands, except per-share data)	2006	2005

Net income	$909	$1,411
Weighted average shares outstanding
Basic weighted average shares outstanding	4,676,319	4,728,089
Dilutive potential common shares	161,900	211,396

Diluted weighted average shares outstanding	4,838,219	4,939,485

Earnings per share
Basic earnings per share	$0.19	$0.30
Diluted earnings per share	$0.19	$0.29

NOTE I  -  COMPREHENSIVE INCOME

	Three Months Ended March 31,

(Dollar amounts in thousands)	2006	2005

Net income	$909	$1,411

Change in unrealized loss on securities available for sale, net of income tax benefit of $632 and $629 for the three-month periods ended March 31, 2006 and 2005, respectively	(1,100)	(1,083)
Less reclassification adjustment for gains included in net income, net of income tax expense of $39 for the three-month period ended March 31, 2005	—	(57)

Other Comprehensive Loss	(1,100)	(1,140)

Comprehensive (Loss) Income	$(191)	$271

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Concerning Forward-Looking Statements

The following forward looking statements are made in accordance with the Private Securities Litigation Reform Act of 1995.

The Corporation has made and may make in the future forward-looking statements concerning future performance, including but not limited to future earnings and events or conditions that may affect such future performance.  These forward-looking statements are based upon management’s expectations and belief concerning possible future developments and the potential effect of such future developments on the Corporation.  There is no assurance that such future developments will be in accordance with management’s expectations and belief or that the effect of any future developments on the Corporation will be those anticipated by the Corporation’s management.

All assumptions that form the basis of any forward-looking statements regarding future performance, as well as events or conditions which may affect such future performance, are based on factors that are beyond the Corporation’s ability to control or predict with precision, including future market conditions and the behavior of other market participants.  Factors that could cause actual results to differ materially from such forward-looking statements include, but are not limited to, the following:

1.	The status of the economy in general, as well as in the Corporation’s primary market areas of western and central Massachusetts, and northeastern Connecticut;

2.	The real estate market in western and central Massachusetts, and northeastern Connecticut;

3.	Competition in the Corporation’s primary market area from other banks, especially in light of continued consolidation in the New England banking industry;

4.	Changes in interest rates;

5.	The cost and other effects of unanticipated legal and administrative cases and proceedings, settlements and investigations;

6.	Unanticipated changes in laws and regulations, including federal and state banking laws and regulations, to which the Corporation and its subsidiaries are subject;

7.

Changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board (FASB) or any regulatory agency having authority over the Corporation and/or its subsidiaries;

8.	Disruption in general economic conditions due to military or terrorist activity; and

9.	Changes in the methods or rates used by governments to assess taxes against the Corporation, including income that is exempted from taxation or expenses that are not deductible for tax purposes.

Forward-looking statements speak only as of the date they were made.  While the Corporation periodically reassesses material trends and uncertainties affecting the Corporation’s performance in connection with its preparation of management’s discussion and analysis of results of operations and financial condition contained in its quarterly and annual reports, the Corporation does not intend to review, revise or update any particular forward-looking statement.

Critical Accounting Policies

The accounting and reporting policies of the Corporation are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry.  In reviewing and understanding financial information for the Corporation, you are encouraged to read and understand the significant accounting policies that are used in preparing the Corporation’s consolidated financial statements.  These policies are described in Note 1 to the consolidated financial statements in the Corporation’s Annual Report on Form 10-K.

Certain accounting policies require significant estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities.  These accounting policies are considered to be critical accounting policies.  The estimates and assumptions used are based on historical experience and other factors that we believe reasonable under the circumstances.  Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying values of assets and liabilities at the balance sheet dates and on the results of operations for the reporting periods.  Management believes that other-than-temporary impairment analysis, accounting for loans and the allowance for loan losses and goodwill impairment are the critical accounting policies that require the most significant estimates and assumptions and are particularly susceptible to significant change in the preparation of the consolidated financial statements.

Other-Than-Temporary Impairment of Investment Securities -

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation.  Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Securities that have experienced an other than temporary decline in value are written down to estimated fair value, establishing a new cost basis with the amount of the write-down expensed as a realized loss.  If an investment security is deemed other-than-temporarily impaired, the write-down of that security would have a negative impact on earnings.

Accounting for Loans  -

Interest income on loans is recorded on an accrual basis.  Loan origination fees, net of certain direct loan origination costs, are deferred and recognized as income over the life of the related loan as an adjustment to the loan’s yield.  Non-accrual loans are loans on which the accrual of interest ceases when the collection of principal or interest payments is determined to be doubtful by management.  It is the general policy of the Corporation to discontinue the accrual of interest when principal or interest payments are delinquent ninety (90) days, unless the loan principal and interest are determined by management to be fully collectible.  Any unpaid amounts previously accrued on these loans are reversed from income.  Interest received on a loan in non-accrual status is applied to reduce principal or, if management determines that the principal is collectible, applied to interest on a cash basis.  A loan is returned to accrual status after the borrower has brought the loan current and has demonstrated compliance with the loan terms for a sufficient period, and management’s doubts concerning collectibility have been removed.

The Corporation measures impairment of loans in accordance with SFAS No. 114, “Accounting for Impairment of a Loan”, as Amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures” (collectively “SFAS No. 114”).  A loan is recognized as impaired when it is probable that either principal or interest is not collectible in accordance with the terms of the loan agreement.  Measurement of impairment for commercial loans is generally based on the present value of expected future cash flows discounted at the loan’s effective interest rate.  Commercial real estate loans are generally measured based on the fair value of the underlying collateral.  If the estimated fair value of the impaired loan is less than the related recorded amount, a specific valuation allowance is established or a write-down is charged against the allowance for loan losses.  Smaller balance homogenous loans, including residential real estate and consumer loans, are excluded from the provisions of SFAS No. 114.  Generally, income is recorded only on a cash basis for impaired loans.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate.  Net unrealized losses are recognized through a valuation allowance charged to income.

Allowance for Loan Losses  -

The approach the Corporation uses in determining the adequacy of the allowance for loan losses is an exposure method based on the Corporation’s loan loss history, among other factors.  Quarterly, based on an internal review of the loan portfolio, the Corporation identifies required allowance allocations targeted to specific recognized problem loans that, in the opinion of management, have potential loss exposure or uncertainties relative to the depth of the collateral on these same loans.  In addition, the Corporation maintains a formula-based general allowance against the remainder of the loan portfolio, based on the overall mix of the loan portfolio and the loss history of each loan category.  The formula-based allowance allocation is calculated by applying loss factors to outstanding loans by category.  Loss factors are based on historical loss experience.  The amount of the recorded allowance above the minimum of the formula range is based on management’s evaluation of relevant factors (e.g., local area economic statistics, credit quality trends, loan concentrations, industry conditions and delinquency levels) and the percentage of the allowance for loan losses to aggregate loans.

The appropriateness of the allowance for loan losses is evaluated quarterly by management.  Factors considered in evaluating the appropriateness of the allowance include the size and concentration of the portfolio, previous loss experience, current economic conditions and their effect on borrowers, the financial condition of individual borrowers and the related performance of individual loans in relation to contract terms.  The provision for loan losses charged to operating expense is based upon management’s judgment of the amount necessary to maintain the allowance at an appropriate level to absorb losses.  Management also retains an independent loan review consultant to provide advice on the appropriateness of the loan loss allowance.  Loan losses are charged against the allowance for loan losses when management believes the collectibility of the principal is unlikely.  The allowance for loan losses is a significant estimate and losses incurred in excess of the allowance would adversely impact earnings.

At March 31, 2006, the allowance for loan losses totaled $4,173,000, representing 0.94% of total loans and 231.06% of non-performing loans.  The Corporation participates in a program to purchase commercial mortgages guaranteed by the United States Department of Agriculture (USDA) and the United States Small Business Association (SBA).  At March 31, 2006, these commercial mortgages totaled $9,172,000.  The Corporation does not provide an allowance for loan losses for these purchased commercial loans as they are 100% guaranteed.  At March 31, 2006, the allowance for loan losses represents 0.96% of total loans, excluding these loans guaranteed by the USDA and SBA.  Please see “Provision and Allowance for Loan Losses” in this Management’s Discussion and Analysis for further discussion of the Corporation’s methodology in determining the allowance as of March 31, 2006.

Goodwill Impairment -

The Corporation tests its goodwill for impairment on an annual basis and when other indicators are present.  The test for goodwill impairment is dependent on certain factors that are subject to change.  The Corporation selected December 31st as its annual goodwill impairment testing date.  If our goodwill is ever found to be impaired, we would be required to write off all or part of our goodwill, which would negatively impact our earnings.  As of December 31, 2005, the Corporation deemed that no impairment existed.

Overview  -

The Corporation is a Massachusetts-chartered corporation and a registered bank holding company.  The Corporation has a wholly-owned bank subsidiary, Westbank, a Massachusetts chartered commercial bank and trust company formed in 1962.  The Bank has two subsidiaries:  Park West Securities Corporation and PWB&T.  The Corporation is headquartered in West Springfield, Massachusetts.  As of March 31, 2006, the Bank had seventeen offices located in Massachusetts and Connecticut that provide a full range of retail banking services to individuals, businesses and nonprofit organizations.

The primary source of Westbank’s revenue is interest earned on loans and securities and fee income.  The Corporation has experienced growth and increased revenue from its commercial lending and leasing.

Westbank Corporation has a growth-oriented strategy focused on shareholder value, expanding its banking franchise, unparalleled service and effective capital management.

Recent Developments  -

In April 2006, the Corporation announced the adoption of a new sales and marketing initiative.  The foundation of this initiative will be conducting and compiling research on both its existing and prospective customer base.  Once the research is complete, the Corporation will institute formal sales goals and objectives for each of its major business lines.  While we have always operated with established sales goals, this new program will revolutionize the way we currently sell our products and services and will create additional opportunities to cross sell to current and prospective customers.  With commencement slated for July 2006, the Corporation anticipates that the new program will lead to enhanced revenue streams and maximize shareholder value.

The Corporation recently combined its wealth management division and its Westco Financial Services division.  The newly formed division will be called Westbank Investment Services and will be headed by newly hired senior vice president, Mr. Rene Ledoux.  Westbank Investment Services will offer a full range of investment services, annuities and other insurance products and will offer an excellent alternative to our traditional banking deposit products.

Construction on the Bank’s newest full-service branch office in Southwick, Massachusetts is progressing.  This new office will be a 3,000-square-foot facility with two drive-up windows and a drive-up ATM and will replace our much smaller Southwick office.  The branch opening is expected in June 2006.

Comparison of Financial Condition at March 31, 2006 and December 31, 2005  -

Total assets increased by $13,129,000 to $821,836,000 at March 31, 2006 from $808,707,000 at December 31, 2005, primarily due to an increase in loans.

Earning assets increased primarily as a result of an increase in gross loans of $9,198,000.  As of March 31, 2006 and December 31, 2005, earning assets amounted to $772,759,000 or 94% of total assets and $762,374,000 or 94.3% of total assets, respectively.  Earning assets include a diverse portfolio of earning instruments, including loans and securities issued by federal, state and municipal authorities.  These earning assets are financed through a combination of interest-bearing and interest-free sources.

Net loans increased by $9,224,000, or 2.2%, to $437,484,000 at March 31, 2006 from $428,260,000 at December 31, 2005.  The net increase in loans consists of the following changes:

•

Commercial real estate and commercial and industrial loans increased by $10,144,000, or 4.9%, to $216,282,000 at March 31, 2006 from $206,138,000 at December 31, 2005.  The Corporation purchased approximately $6,500,000 of commercial mortgages during the first quarter of 2006.  These commercial mortgages are guaranteed by the USDA.

•	Residential real estate loans, including home equity loans, increased by $1,412,000, or 0.8%, to $172,627,000 at March 31, 2006 from $171,215,000 at December 31, 2005.

•	Indirect auto loans decreased by $1,903,000, or 4.7%, to $38,246,000 at March 31, 2006 from $40,149,000 at December 31, 2005.

Total deposits decreased by $15,694,000, or 2.6%, to $583,665,000 at March 31, 2006 from $599,359,000 at December 31, 2005.  The decrease in deposits was more than offset by an increase in borrowings.  Borrowings increased approximately $29,000,000 during the first quarter of 2006 and totaled $167,865,000 at March 31, 2006 compared to $138,454,000 at December 31, 2005.  The primary driver of the increase in borrowings is an increase in Federal Home Loan Bank of Boston (FHLB) option advances of $40,000,000.  The Corporation increased its level of borrowings to fund its asset growth.

Stockholders’ equity at March 31, 2006 and December 31, 2005 was $46,588,000 and $47,378,000 respectively, which represented 5.7% of total assets as of March 31, 2006 and 5.9% of total assets as of December 31, 2005.  The change is primarily comprised of net income of $909,000 for the three months ended March 31, 2006, offset by the payment of quarterly dividends of $0.14 per share on January 20, 2006, which aggregated $665,000 and the unrealized loss on securities available for sale, net of taxes, amounting to $1,100,000.  During the first quarter of 2006, the Corporation continued its share repurchase plan with the repurchase of 10,850 shares of common stock for a total of $171,000.

Comparison of Operating Results for the Three Months Ended March 31, 2006 and March 31, 2005  -

General

Net income was $909,000, or $0.19 per diluted share, for the quarter ended March 31, 2006 as compared to $1,411,000, or $0.29 per diluted share, for the same period in 2005.  Interest income increased $1,112,000 or 11.8% for the three months ended March 31, 2006 and totaled $10,508,000 as compared to $9,396,000 for the three months ended March 31, 2005.  The increase in interest income was more than offset by an increase in interest expense.  Interest expense increased $1,406,000 or 38% for the three months ended March 31, 2006 and totaled $5,105,000 as compared to $3,699,000 for the three months ended March 31, 2005.  The increase in interest expense was driven principally by the increased level and cost of borrowings due to the rising interest rate environment during the first three months of 2006.  Net interest income decreased $294,000 to $5,403,000 for the quarter ended March 31, 2006 as compared to $5,697,000 for the same period in 2005.

Non-interest income decreased $304,000 to $913,000 for the quarter ended March 31, 2006 from $1,217,000 in the same period of 2005.  The decrease in non-interest income is partially due to a decrease in gains related to the sale of securities for the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005.  Other non-interest income also decreased for the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005.  The decrease in other non-interest income was primarily due to the recognition of non-taxable life insurance proceeds of approximately $430,000 recognized during the first quarter of 2005 as compared to no life insurance proceeds recognized during the first quarter of 2006.  The decrease in life insurance proceeds was partially offset by an increase in income generated from service charges on deposit accounts of $88,000 and an increase of approximately $94,000 in investment service fee income.  Of the $94,000 increase in investment service fee income, $33,000 is related to the Westco Financial Services Division, which was introduced in June 2005.

Non-interest expense was $4,993,000 and $4,922,000 for the quarters ended March 31, 2006 and March 31, 2005 respectively.  Salaries and benefits increased by $179,000 while other non-interest expense decreased by $65,000, and occupancy expense decreased by $43,000.  The increase in salaries and benefits is due to annual increases in salaries and benefits and the addition of staff during the first quarter of 2006.

Net Interest and Dividend Income

The Corporation’s earning assets include a diverse portfolio of earning instruments ranging from the Corporation’s core business of loan extensions to interest-bearing securities issued by federal, state and municipal authorities.  These earning assets are financed through a combination of interest-bearing and interest-free sources.

Net interest income, the most significant component of earnings, is the amount by which the interest generated by assets exceeds the interest expense on liabilities.  For analytical purposes, the interest earned on tax exempt assets is adjusted to a “tax equivalent” basis to recognize the income tax savings which facilitates comparison between taxable and tax exempt assets.

The Corporation analyzes its performance by utilizing the concepts of interest rate spread and net yield on earning assets.  The interest rate spread represents the difference between the yield on earning assets and interest paid on interest-bearing liabilities.  The net yield on earning assets is the difference between the rate of interest on earning assets and the effective rate paid on all funds interest-bearing liabilities, as well as interest-free sources (primarily demand deposits and stockholders’ equity).

The following tables set forth the information relating to the Bank’s average balances at, and net interest income for, the three months ended March 31, 2006 and 2005, and reflect the average yield on assets and average cost of liabilities for the periods indicated.  Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown.  Average balances are derived from actual daily balances over the periods indicated.  Interest income includes fees earned from making changes in loan rates and terms and fees earned when real estate loans are prepaid or refinanced.

	Three Months Ended March 31,

	2006			2005

(Dollar amounts in thousands)	Average Balance	Interest (a)	Average Rate	Average Balance	Interest (a)	Average Rate

ASSETS
Federal funds sold and temporary investments	$667	$7	4.20%	$160	$3	7.50%
Securities	328,985	3,866	4.70	277,258	3,151	4.55
Loans (b)	437,504	6,677	6.10	443,839	6,275	5.66

Total earning assets	767,156	$10,550	5.50%	721,257	$9,429	5.23%

Loan loss allowance	(4,247)			(4,443)
All other assets	47,381			45,002

TOTAL ASSETS	$810,290			$761,816

LIABILITIES AND EQUITY
Interest-bearing deposits	$505,705	$3,379	2.67%	$500,711	$2,751	2.20%
Borrowed funds	171,662	1,726	4.02	129,602	948	2.93

Total interest-bearing liabilities	677,367	5,105	3.01	630,313	3,699	2.35

Demand deposits	81,335			82,586
Other liabilities	4,708			1,587
Shareholders’ equity	46,880			47,330

TOTAL LIABILITIES AND EQUITY	$810,290			$761,816

Net interest-earning assets	$89,789			$90,944

Net interest income (tax equivalent basis) /Interest rate spread (c)		$5,445	2.49%		$5,730	2.88%

Net interest margin (d)			2.84%			3.18%

Deduct tax equivalent adjustment		42			33

Net Interest Income		$5,403			$5,697

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

The following table shows how changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Corporation’s interest income and interest expense during the periods indicated.  For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to:  (1) changes in volume (change in volume multiplied by the prior rate), (2) changes in rate (change in rate multiplied by the prior volume), and (3) the net change.  The changes attributable to both changes in volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

VOLUME RATE ANALYSIS

	Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

	Change Due to

(Dollar amounts in thousands)	Volume	Rate	Net Change

Interest Income:
Loans	$(91)	$493	$402
Securities	605	110	715
Federal Funds	6	(2)	4

Total Interest Earned	520	601	1,121

Interest Expense:
Interest-bearing deposits	28	600	628
Other borrowed funds	361	417	778

Total Interest Expense	389	1,017	1,406

Change in Net Interest Income	$131	$(416)	$(285)

Net interest and dividend income, on a tax-equivalent basis, decreased by $285,000 to $5,445,000 for the quarter ended March 31, 2006 as compared to $5,730,000 for the same period in 2005.  The net interest margin was 2.84% for the quarter ended March 31, 2006 and 3.18% for the quarter ended March 31, 2005.

The decrease in net interest margin is primarily the result of an increase in the cost of funds.  The average cost of interest-bearing liabilities increased 66 basis points to 3.01% for the three months ended March 31, 2006 from 2.35% for the same period in 2005.  The increase in the average cost of funds was partially offset by an increase in the average volume and average yield on earning assets.

The primary driver for the increase in the cost of funds is an increase in interest paid on certificates of deposit and borrowed funds.  Interest rates paid to customers on certificates of deposit have been increasing due to the rising interest rate environment.  The cost of borrowed funds has also increased due to the rising interest rate environment.  Higher borrowed funds rates coupled with an increase in the average borrowings outstanding is the largest driver for the higher costs.  The Corporation has increased its level of borrowings in order to fund its asset growth.

Provision for Loan Losses

For the quarters ended March 31, 2006 and 2005, the Bank provided no provision and $140,000 for loan losses respectively.  For the quarters ended March 31, 2006 and 2005, recoveries totaled $4,000 and $14,000, respectively, and charge-offs totaled $30,000 and $29,000 respectively.  The provision for loan losses brings the Bank’s allowance for loan losses to a level determined appropriate by management.  During the first quarter 2006 management deemed the allowance for loan losses adequate and determined no additional provision was required.

The allowance was $4,173,000 or 0.94% of total loans at March 31, 2006 as compared to $4,199,000 or 0.97% of total loans at December 31, 2005.  The Corporation participates in a program to purchase commercial mortgages guaranteed by the USDA and SBA.  At March 31, 2006, these commercial mortgages totaled $9,172,000.  The Corporation does not provide an allowance for loan losses for these purchased commercial loans as they are 100% guaranteed.  At March 31, 2006, the allowance for loan losses represents 0.96% of total loans, excluding these loans guaranteed by the USDA and SBA.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

	Three Months Ended March 31,

(Dollar amounts in thousands)	2006	2005

Balance at beginning of period	$4,199	$4,356
Provision for loan losses	—	140

	$4,199	4,496

Less charge-offs:
Loans secured by real estate	—	—
Commercial and industrial loans	—	—
Consumer loans	30	29

	30	29

Add recoveries:
Loans secured by real estate	—	—
Commercial and industrial loans	—	10
Consumer loans	4	4

	4	14

Net charge-offs	26	15

Balance at end of period	$4,173	$4,481

Net charge-offs to:
Average loans	—	—
Loans at end of period	—	—
Allowance for loan losses at January 1	0.62%	0.34%
Allowance for loan losses at March 31 as a percentage of
Average loans	0.95%	1.01%
Loans at end of period	0.94%	1.01%

The approach the Corporation uses in determining the adequacy of the allowance for loan losses is an exposure method based on the Corporation’s loan loss history, among other factors.  Quarterly, based on an internal review of the loan portfolio, the Corporation identifies required allowance allocations targeted to specific recognized problem loans that, in the opinion of management, have potential loss exposure or uncertainties relative to the depth of the collateral on these same loans.  In addition, the Corporation maintains a formula-based general allowance against the remainder of the loan portfolio, based on the overall mix of the loan portfolio and the loss history of each loan category.  The formula allowance allocation is calculated by applying loss factors to outstanding loans by category.  Loss factors are based on historical loss experience.  The amount of the recorded allowance above the minimum of the formula range is based on management’s evaluation of relevant factors (e.g. local area economic statistics, credit quality trends, loan concentrations, industry conditions and delinquency levels) and the percentage of the allowance for loan losses to aggregate loans.

The Corporation measures impairment of loans in accordance with SFAS No. 114, “Accounting for Impairment of a Loan as Amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures” (collectively SFAS No. 114).  A loan is recognized as impaired when it is probable that either principal or interest is not collectible in accordance with the terms of the loan agreement.  Measurement of impairment for commercial loans is generally based on the present value of expected future cash flows discounted at the loan’s effective interest rate.  Commercial real estate loans are generally measured based on the fair value of the underlying collateral.  If the estimated fair value of the impaired loan is less than the related recorded amount, a specific valuation allowance is established or a write-down is charged against the allowance for loan losses.  Smaller balance homogenous loans, including residential real estate and consumer loans, are excluded from the provisions of SFAS No. 114.  Generally, income is recorded only on a cash basis for impaired loans.

The general allowance allocation incorporates general business and economic conditions, credit quality trends, loan concentrations, industry conditions within portfolio segments and overall delinquency levels.

The allowance for loan losses is increased by provisions charged against current earnings.  Loan losses are charged against the allowance when management believes that the collectibility of the loan principal is unlikely.  Recoveries on loans previously charged off are credited to the allowance.  Management believes that the allowance for loan losses is appropriate.  While management uses available information to assess possible losses on loans, future adjustments to the allowance may be necessary based on changes in non-performing loans, changes in economic conditions or for other reasons.  Any future adjustments to the allowance would be recognized in the period in which they were determined to be necessary.  In addition, various regulatory agencies periodically review the Corporation’s allowance for loan losses as an integral part of their examination process.  Such agencies may require the Corporation to recognize adjustments to the allowance, based on judgments different from those of management.  Management also retains an independent loan review consultant to provide advice on the appropriateness of the loan loss allowance.  At March 31, 2006, management believes the allowance for loan losses is appropriate based on the ongoing stable economic conditions in the Bank’s overall market.  Credit quality and delinquency trends are showing a slight improvement over earlier in the year and management considers the loan portfolio to have a stable and manageable level of risk.

NON-ACCRUAL, PAST DUE AND NON-PERFORMING LOANS

(Dollar amounts in thousands)	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005

Non-accrual loans	$1,377	$1,583	$1,286	$2,012	$4,105

Loans contractually past due 90 days or more still accruing	429	633	707	963	537

Total non-performing loans	$1,806	$2,216	$1,993	$2,975	$4,642

Non-performing loans as a percentage of total loans	0.41%	0.51%	0.46%	0.69%	1.05%

Allowance for loan losses as a percentage of non-performing loans	231.06%	189.49%	214.90%	149.98%	96.53%

Other real estate owned – net	608	630	630	630	630

Total non-performing assets	$2,414	$2,846	$2,623	$3,605	$5,272

Non-performing assets as a percentage of total assets	0.29%	0.35%	0.34%	0.47%	0.69%

Non-performing loans decreased $410,000 to $1,806,000 at March 31, 2006, or 0.22% of total assets, as compared to $2,216,000 or 0.27% of total assets at December 31, 2005.  The decrease in non-performing loans is due to one non-performing loan being paid in full during the first quarter of 2006.

DISCUSSION OF MARKET RISK

Market risk is the risk of loss due to adverse changes in market prices and rates.  The Corporation’s primary market risk is its exposure to interest rate risk, which is inherent in its lending, investing and deposit activities.  The management of interest rate risk, coupled with directives to build shareholder value and profitability, is an integral part of the Corporation’s overall operating strategy.  The Corporation’s approach to interest rate risk management, concentrates on fundamental strategies to structure its balance sheet including the composition of its assets and liabilities.  Its approach reflects managing interest rate risk through the use of fixed and adjustable rate loans and investments, rate-insensitive checking accounts, as well as a combination of fixed and variable rate deposit products and borrowed funds.  The Corporation does not utilize interest rate futures, swaps or options transactions.

On a quarterly basis, an interest rate risk exposure compliance report is prepared and presented to the Corporation’s Board of Directors.  The risk exposure report contains a simulation model that measures the sensitivity of future net interest income to changes in interest rates.  All changes are measured as percentage changes from projected net interest income in a flat rate scenario (base level).  The estimated changes in net interest income are compared to current limits established by management and approved by the Board of Directors.  The following table sets forth, as of March 31, 2006, the estimated change in net interest income given a 100 or 200 basis point change in interest rates over the subsequent twelve month period:

Change in Interest Rates	Percentage Change in
(In Basis Points)	Net Interest Income

+200	(5.00)%
+100	(2.00)
Base Level	—
-100	2.00
-200	1.00

The simulation model utilized to create the results presented above uses various assumptions regarding cash flows from principal repayments on loans and mortgagebacked securities and/or call activity on investment securities.  Actual results could differ significantly from these assumptions, which could result in significant differences in the calculated projected change.

The Corporation seeks to manage the mix of asset and liability maturities to control the effect of changes in the general level of interest rates on net interest income.  Except for its effect on the general level of interest rates, inflation does not have a material impact on the Corporation’s earnings due to the rate of variability and short-term maturities of its earning assets.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the Corporation’s ability to generate adequate amounts of cash to fund loan originations, security purchases, deposit withdrawals, and fund dividends on the Corporation’s common stock and the amounts due under the junior subordinated debentures.  The Corporation’s primary sources of liquidity are principal and interest payments on loans and investment securities, as well deposits and sales of available-for-sale securities and mortgage loans.  Loan repayments and maturing investments are a relatively predictable source of funds, while deposit flows and mortgage prepayments are greatly influenced by interest rates and local and general economic factors.  The primary source of funds for the payment of dividends by the Corporation is dividends paid to the Corporation by the Bank.  The Corporation has not used any off-balance-sheet financing arrangements for liquidity purposes.

In addition, the Corporation has significant borrowing capacity to fund its liquidity needs.  The majority of borrowings to date have consisted primarily of advances from the FHLB, of which the Bank is a member.  Under the terms of the collateral agreement with the FHLB, the Bank pledges residential mortgage loans and mortgage-backed securities, as well as the Bank’s stock in the FHLB, as collateral for such transactions.  During the first quarter of 2006, the Corporation increased its utilization of borrowings as a source of funds.  The average balance of borrowings for the first quarters of 2006 and 2005 were $171,662,000 and $129,602,000 respectively.

Liquidity management requires close scrutiny of the mix and maturity of deposits, borrowings and short-term investments.  Cash and due from banks, federal funds sold, investment securities and mortgage-backed securities available for sale, as compared to deposits and borrowings, are used by the Corporation to compute its liquidity on a daily basis.  The Corporation’s liquidity position is monitored by the Asset/Liability Committee, based on policies approved by the Board of Directors.  The Committee meets regularly to review and direct the Bank’s investment, lending and deposit-gathering activities.

At March 31, 2006, the Corporation maintained cash balances, short-term investments and investments available for sale totaling $184,914,000, representing 22.5% of total assets, versus $186,006,000 or 23% of total assets at December 31, 2005.  At March 31, 2006, the Corporation had certificates of deposit maturing within the next 12 months amounting to $257,852,000.  Based on historical experience, the Corporation anticipates that a significant portion of the maturing certificates of deposit will be renewed with the Corporation.  Management of the Corporation believes that its current liquidity is sufficient to meet current and anticipated funding and operating needs.

Detailed information relating to off-balance sheet commitments and payments due under contractual obligations is presented in the Corporation’s Annual report on Form 10-K for the year ended December 31, 2005.  There were no material changes in the Corporation’s off-balance sheet commitments during the first quarter of 2006.  There were no material changes to payments due under contractual obligations during three months ended March 31, 2006, except for the addition of $40,000,000 in Federal Home Loan Bank option advances.  The scheduled maturities of these option advances are $10,000,000 in March 2011, $10,000,000 in January 2013 and $20,000,000 in January 2016.

At March 31, 2006, the Corporation exceeded each of the applicable regulatory capital requirements.  As of March 31, 2006, the most recent notification from the Federal Deposit Insurance Corporation (the “FDIC”) categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized”, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.  The Corporation’s and the Bank’s actual capital ratios as of March 31, 2006 are also presented in the following table.

			Minimum for Capital Adequacy Purposes
	Actual

	Amount	Ratio	Amount	Ratio

March 31, 2006
Total Capital (to Risk Weighted Assets)
Consolidated	$60,774	12.91%	$37,653	8.00%
Bank	58,963	12.57	37,535	8.00
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	55,436	11.78	18,827	4.00
Bank	54,635	11.64	18,767	4.00
Tier 1 Capital (to Average Assets)
Consolidated	55,436	6.91	32,094	4.00
Bank	54,635	6.81	32,095	4.00

The primary source of funds for payments of dividends by the Corporation are dividends paid to the Corporation by the Bank.  Bank regulatory authorities generally restrict the amounts available for payments of dividends if the effect thereof would cause the capital of the Bank to be reduced below applicable capital requirements.  These restrictions, thus, indirectly affect the Corporation’s ability to pay dividends.

OFF-BALANCE-SHEET ARRANGEMENTS

The Corporation does not have any off-balance-sheet arrangements that have or are reasonable likely to have a current or future effect on the Corporation’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.  The Corporation’s primary financial instruments with off-balance-sheet risk are limited to loan servicing for others, obligations to fund loans to customers pursuant to existing commitments and commitments to sell mortgage loans through loan sales agreements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item as of March 31, 2006, can be found in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Discussion of Market Risk.”  A more detailed discussion of market risk is presented in the Corporation’s Annual Report on Form 10-K for the year-ended December 31, 2005.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management of the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s principal executive officer and principal financial officer, of the effectiveness of the Corporation’s disclosure controls and procedures.  Based on this evaluation, the Corporation’s principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  It should be noted that the design of the Corporation’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  The Corporation’s principal executive and financial officers have concluded that the Corporation’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

There have been no changes in the Corporation’s internal control over financial reporting (to the extent that elements of internal control over financial reporting are subsumed within disclosure controls and procedures) identified in connection with the evaluation described in the above paragraph that occurred during the Corporation’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II  -  OTHER INFORMATION

ITEM 1.	Legal Proceedings

Certain litigation is pending against the Corporation and its subsidiaries.  Management, after consultation with legal counsel, does not anticipate that any liability arising out of such litigation will have a material effect on the Corporation’s financial statements.

ITEM 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Plan - During the fourth quarter of 2003, the Board of Directors approved a new stock repurchase program of up to 5% of the Corporation’s stock.  The value of the 5% stock of the Corporation at the time of the announcement was approximately $3,800,000.  There is no termination date associated with the program.  The following table represents repurchases of Westbank Corporation’s stock for the three months ended March 31, 2006.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares yet to be purchased under announced plans or programs

January 2006	6,450	$15.34	62,335	155,569
February 2006	1,200	15.29	63,535	154,369
March 2006	3,200	16.83	66,735	151,169

Total	10,850	$15.77	66,735	151,169

ITEM 3.	Defaults on Senior Securities - None

ITEM 4.	Submission of Matters to a Vote of Security Holders - None

ITEM 5.	Other Information - None

ITEM 6.	Exhibits

3.1	Articles of Organization, as amended (Incorporated by reference to Exhibit 3.1 of Registrant’s Form S-4/A filed with the SEC on November 3, 1998)
3.2	Bylaws, as amended (Incorporated by reference to Exhibit 3.2 of Registrant’s Form S-4 filed with the SEC on September 30, 1998)
10.1	1995 Directors Stock Option Plan (Incorporated by reference to Exhibit A of Registrant’s Proxy Statement filed with the SEC on March 31, 1995)
10.2	1996 Stock Incentive Plan (Incorporated by reference to Exhibit A of Registrant’s Proxy Statement filed with the SEC on March 21, 1996)
10.3	Westbank Corporation Dividend Reinvestment and Common Stock Purchase Plan (Incorporated by reference to Exhibit 4.1 of Registrant’s Form S-3D filed with the SEC on June 19, 1997)
10.4

Employment Agreement dated December 17, 2003 between Westbank Corporation and Donald R. Chase (Incorporated by reference to Exhibit 10.1 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.5

Form of Change of Control Agreements among Westbank Corporation, Westbank and certain officers (Incorporated by reference to Exhibit 10.2 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.6	Westbank Corporation 2004 Recognition and Retention Plan (Incorporated by reference to Appendix A of Registrant’s Proxy Statement filed with the SEC on March 9, 2004)

10.7

Indenture by and between Westbank Corporation and Wilmington Trust Company, as Trustee, dated September 20, 2004 for Floating Rate Junior Subordinated Deferrable Interest Debentures (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed with the SEC on September 24, 2004)

10.8

Indenture by and between Westbank Corporation and Wilmington Trust Company, as Trustee, dated September 20, 2004 for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed with the SEC on September 24, 2004)

10.9

Guarantee Agreement by and between Westbank Corporation and Wilmington Trust Company, dated September 20, 2004 (Incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed with the SEC on September 24, 2004)

10.10

Guarantee Agreement by and between Westbank Corporation and Wilmington Trust Company, dated September 20, 2004 (Incorporated by reference to Exhibit 10.4 of Registrant’s Form 8-K filed with the SEC on September 24, 2004)

10.11	Westbank Corporation 2006 Equity Incentive Plan (Incorporated by reference to the Appendix of Registrant’s Proxy Statement filed with the SEC on March 14, 2006)
10.12	Employee Stock Ownership Plan (Executed prior to Edgar on January 1, 1989)
14	Code of Ethics (Incorporated by reference to Appendix D of Registrant’s Proxy Statement filed with the SEC on March 9, 2004)
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer, pursuant to Section 1350
32.2	Certification of Chief Financial Officer, pursuant to Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTBANK CORPORATION

Date:	May 5, 2006	/s/ Donald R. Chase

Donald R. Chase
President and Chief Executive Officer

Date:	May 5, 2006	/s/ John M. Lilly

John M. Lilly
Treasurer and Chief Financial Officer