Form 10-Q
period 2006-06-30
WESTBANK CORP
filed 2006-08-04
CIK 742070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)	☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Common stock, par value $2.00 per share:  4,817,714 shares outstanding as of July 31, 2006.

WESTBANK CORPORATION AND SUBSIDIARIES

ITEM 1.	FINANCIAL STATEMENTS

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(Dollar amounts in thousands, except share data)	June 30, 2006	December 31, 2005

ASSETS
Cash and due from banks:
Non-interest-bearing	$12,493	$13,899
Interest-bearing cash and cash equivalents	407	10
Federal funds sold	189	24

Total cash and cash equivalents	13,089	13,933

Investment securities available for sale, at fair value	165,741	172,073
Investment securities held to maturity, at amortized cost (fair value of $146,269 at June 30, 2006 and $148,582 at December 31, 2005)	151,831	151,358

Total investment securities	317,572	323,431

Investment in Federal Home Loan Bank stock	7,682	6,450
Loans, net of allowance for loan losses ($4,123 at June 30, 2006 and $4,199 at December 31, 2005)	444,566	428,260
Property and equipment, net	8,348	7,577
Accrued interest receivable	4,715	4,418
Other real estate owned	608	630
Goodwill	8,837	8,837
Bank-owned life insurance	9,324	9,149
Investment in unconsolidated investee	526	526
Deferred income tax asset, net	2,665	1,471
Other assets	4,164	4,025

TOTAL ASSETS	$822,096	$808,707

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$76,762	$84,300
Interest-bearing	529,568	515,059

Total deposits	606,330	599,359
Borrowed funds	144,836	138,454
Interest payable on deposits and borrowings	1,335	806
Junior subordinated debentures	17,526	17,526
Other liabilities	5,716	5,184

Total liabilities	775,743	761,329

Stockholders’ Equity:
Preferred stock, par value $5 per share, authorized 100,000 shares, none issued
Common stock, par value $2 per share, authorized 9,000,000 shares, issued 4,849,461 shares at June 30, 2006 and 4,780,274 shares at December 31, 2005	9,699	9,560
Unearned compensation restricted stock	—	(1,424)
Additional paid in capital	18,308	19,105
Retained earnings	22,576	22,417
Treasury stock, at cost (26,762 shares at June 30, 2006 and 27,317 shares at December 31, 2005)	(431)	(420)
Accumulated other comprehensive loss	(3,799)	(1,860)

Total Stockholders’ Equity	46,353	47,378

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$822,096	$808,707

See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)	Three Months Ended June 30,		Six Months Ended June 30,

(Dollar amounts in thousands, except per share data)	2006	2005	2006	2005

Interest and Dividend Income:
Interest and fees on loans	$7,053	$6,541	$13,696	$12,787
Interest and dividend income on securities	3,804	3,083	7,662	6,230
Interest from interest-bearing cash equivalents and federal funds sold	9	2	16	5

Total interest and dividend income	$10,866	$9,626	$21,374	$19,022

Interest expense:
Interest on deposits	3,986	2,904	7,365	5,655
Interest on borrowed funds	1,859	959	3,585	1,907

Total interest expense	5,845	3,863	10,950	7,562

Net interest income	5,021	5,763	10,424	11,460
Provision for loan losses	—	—	—	140

Net interest income after provision for loan losses	5,021	5,763	10,424	11,320

Non-interest income:
Gain on sale of securities	—	—	—	96
(Loss) gain on sale of loans	(3)	149	16	165
Other non-interest income	903	753	1,797	1,858

Total non-interest income	900	902	1,813	2,119

Non-interest expense:
Salaries and benefits	2,849	2,820	5,725	5,517
Other non-interest expense	1,880	1,681	3,628	3,494
Occupancy – net	376	319	745	731

Total non-interest expense	5,105	4,820	10,098	9,742

Income before income taxes	816	1,845	2,139	3,697
Provision for income taxes	235	597	649	1,038

Net Income	$581	$1,248	$1,490	$2,659

Earnings per share
Basic	$0.12	$0.26	$0.32	$0.56
Diluted	$0.12	$0.25	$0.31	$0.54

See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Six Months Ended June 30,

(Dollar amounts in thousands)	2006	2005

Operating activities:
Net income	$1,490	$2,659
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	140
Write-down of other real estate owned	22	—
Net amortization of premiums and discounts on investments and loans	71	13
Loan originations – available-for-sale	(1,397)	(1,055)
Proceeds from sale of available-for-sale loans	1,402	1,058
Depreciation and amortization	317	402
Gain on sale of securities	—	(96)
Gain on sale of loans	(16)	(165)
Loss (gain) on sale of other assets	21	(10)
Excess bank-owned life insurance proceeds over book value	—	(472)
Increase in cash surrender value of bank-owned life insurance	(175)	(158)
Deferred income taxes	(77)	510
Share-based compensation	111	117
Excess tax benefit from share-based compensation	(203)	—
Income tax benefit from exercise of non-qualified stock options	—	44
Changes in assets and liabilities:
Accrued interest receivable	(297)	(139)
Other assets	62	(769)
Accrued interest payable on deposits and borrowings	529	82
Other liabilities	532	151

Net cash provided by operating activities	2,392	2,312

Investing activities:
Securities:
Held to maturity:
Purchases	(5,000)	(10,714)
Proceeds from maturities and principal payments	4,527	7,658
Available for sale:
Purchases	(1,008)	(67)
Proceeds from sales	—	1,918
Proceeds from maturities and principal payments	4,256	3,069
Purchase of loans	(11,450)	—
Proceeds from loan sales	—	22,663
Net increase in loans	(4,936)	(36,563)
Purchases of property and equipment	(1,088)	(555)
Proceeds from sale of other assets	29	10
Proceeds from bank-owned life insurance	—	839
Purchase of Federal Home Loan Bank stock	(1,232)	—

Net cash used in investing activities	(15,902)	(11,742)

Financing activities:
Net increase in deposits	6,971	6,733
Net (decrease) increase in short-term borrowings	(17,903)	7,153
Proceeds from long-term borrowings	40,000	—
Repayment of long-term borrowings	(15,715)	(2,370)
Purchase of common stock	(364)	(878)
Excess tax benefit from share-based compensation	203	—
Proceeds from exercise of stock options, stock purchase plan and dividend reinvestment	805	466
Dividends paid	(1,331)	(1,324)

Net cash provided by financing activities	12,666	9,780

(Decrease) Increase in cash and cash equivalents	(844)	350
Cash and cash equivalents at beginning of period	13,933	13,154

Cash and cash equivalents at end of period	$13,089	$13,504

Cash paid:
Interest on deposits and borrowings	$10,422	$7,480
Income taxes, net	872	952
Supplemental disclosure of cash flow information:
Unrealized loss on securities available for sale, net of taxes	(1,939)	(44)
Transfer of loans to loans held for sale	1,397	21,954

See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Unaudited)

NOTE A  -  GENERAL INFORMATION

Westbank Corporation (the “Corporation”) is a Massachusetts-chartered corporation and a registered bank holding company.  The Corporation has a wholly-owned bank subsidiary, Westbank, a Massachusetts-chartered commercial bank and trust company (the “Bank”).  The Bank has two subsidiaries: Park West Securities Corporation and PWB&T, Inc. (PWB&T).  The Corporation is headquartered in West Springfield, Massachusetts.  As of June 30, 2006, the Bank had seventeen offices located in Massachusetts and Connecticut that provide a full range of retail banking services to individuals, businesses and nonprofit organizations.  The accompanying unaudited condensed consolidated financial statements include the Corporation, the Bank and the Bank’s two subsidiaries.  All significant intercompany balances and transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements.

NOTE B  -  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for the three- and six-month periods ended June 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”).  Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim reports.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts.  Actual results could differ significantly from these estimates.  The costs associated with the merger agreement between NewAlliance Bancshares, Inc. (NewAlliance) and the Corporation could have a significant impact on the operating results of the Corporation for the year ending December 31, 2006.  For additional information regarding the merger agreement, see Note J, “Subsequent Event.”

For further information, please refer to the Consolidated Financial Statements and footnotes thereto included in the Westbank Corporation Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE C  -  FINANCIAL STATEMENT RECLASSIFICATIONS

Certain amounts in the December 31, 2005 and June 30, 2005 financial statements have been reclassified to conform to the June 30, 2006 presentation.

NOTE D  -  RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.”  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 establishes a two-step process for evaluating a tax position.  The Interpretation prescribes a “more-likely-than-not” recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Corporation has not yet determined the impact, if any, of adopting FIN 48.

In March 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.”  SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.  For subsequent measurements, the standard permits an entity to measure each class of servicing assets or servicing liabilities using either the amortization method or fair value method.  The decision to subsequently measure a class of servicing assets or liabilities using the fair value method is irrevocable.  SFAS No. 156 is effective for the first fiscal year that begins after September 15, 2006, which is January 1, 2007 for the Corporation.  The Corporation is currently evaluating the potential impact of adopting SFAS No. 156 but does not expect it to have a material effect on the Corporation’s financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133 and SFAS No. 140.  SFAS No. 155 permits an entity to apply fair value accounting for any hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation.  Changes in fair value would be recognized in the statement of income.  The fair value election may be applied on an instrument-by-instrument basis.  SFAS No. 155 also eliminates a restriction on the passive derivative instruments that a qualifying special purpose entity may hold.  SFAS No. 155 is effective for those financial instruments acquired or issued after the beginning of the first fiscal year following September 15, 2006, which is January 1, 2007 for the Corporation.  Management does not expect the adoption of SFAS No. 155 to have an impact on the Corporation’s financial condition or results of operations.

NOTE E  -  FINANCIAL LETTERS OF CREDIT

The Corporation has financial letters of credit that require the Corporation to make payment in the event of the customer’s default, as defined in the agreements.  The Corporation measures and considers recognition of the fair value of the guarantee obligation at inception.  The Corporation estimates the initial fair value of the letters of credit based on the fee received from the customer.  The fees collected as of June 30, 2006 were immaterial; therefore, these guarantee obligations are not reflected in the accompanying condensed consolidated financial statements.  The maximum potential undiscounted amount of future payments of letters of credit as of June 30, 2006 are approximately $650,000, all of which will expire within one year.  Amounts due under these letters of credit would be reduced by any proceeds that the Corporation would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.  The Corporation has not recorded any contingent liabilities related to these letters of credit.

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

The combined cost of the Corporation’s defined benefit portion of the Directors and Executives Supplemental Retirement Plan includes the following components:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Service cost	$48,388	$41,822	$96,776	$76,364
Interest cost	74,462	56,960	148,924	105,750
Amortization of prior service cost	55,266	31,235	110,532	62,470
Amortization of net loss	14,962	20,571	29,924	26,937

Net periodic benefit cost	$193,078	$150,588	$386,156	$271,521

The weighted average assumptions utilized to determine the benefit obligation and net benefit cost are as follows:

At June 30,	2006	2005

Discount rate	5.75%	5.75%
Rate of increase in compensation levels	5.00%	5.00%

The Corporation funds the Directors and Executives Supplemental Retirement Plan as benefits become payable.  The Corporation contributed $10,500 during the second quarter of 2006.  There are no additional contributions planned for the year.

NOTE G  -  SHARE-BASED COMPENSATION

On January 1, 2006, the Corporation adopted SFAS No. 123(R), “Share–Based Payment”.  SFAS No. 123(R) requires the recognition of compensation expense related to share-based payment transactions under the fair–value–based method.  The Corporation adopted SFAS No. 123(R) using the modified prospective method of transition.  Under the modified prospective method, compensation cost is recognized on or after the effective date for the portion of awards for which the requisite service has not yet been rendered.  Results from prior periods have not been retroactively adjusted.  The adoption of SFAS No. 123(R) did not have a material effect on the Corporation’s financial condition or results of operations.

The Corporation has been expensing stock-based compensation since January 1, 2003, as it had previously adopted the fair–value–based method of expense recognition under SFAS No. 123.  The fair–value–based method of expense recognition in SFAS No. 123(R) is similar to the fair–value–based method described in SFAS No. 123.  However, SFAS No. 123(R) requires that compensation cost is recognized net of estimated forfeitures.  Effective January 1, 2006, the Corporation recognizes compensation expense net of estimated forfeitures.

The Corporation currently accelerates the recognition of compensation cost for retired employees and Directors at the date of retirement.  As of January 1, 2006, for any new awards granted, the Corporation recognizes compensation expense for the period from the date of grant through the date that the employee first becomes eligible for retirement.  In some cases, this will result in the recognition of compensation cost over a shorter period than the stated vesting period.  Had the Corporation previously applied the accelerated vesting methodology in SFAS No. 123(R), additional compensation expense totaling $7,200 and $9,600 would have been recognized for the three months ended June 30, 2006 and 2005, respectively.  For the six months ended June 30, 2006 and 2005, the Corporation would have recognized additional compensation expense totaling $16,900 and $19,300, respectively.

Prior to the adoption of SFAS No. 123(R), all tax benefits resulting from the exercise of stock options were presented as operating cash flows in the Condensed Consolidated Statements of Cash Flows. In accordance with SFAS No. 123(R), for the six months ended June 30, 2006, the presentation of the statement of cash flows has changed from prior periods.  SFAS No. 123(R) requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (“excess tax benefits”) be classified as financing cash flows.  For the six months ended June 30, 2006, excess tax benefits realized from the exercise of stock options of approximately $203,300 were reported as financing cash flows.

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

Stock Option Plan

The 1996 Incentive Stock Option Plan for Directors and employees was established in 1996 and amended at the 2002 Annual Meeting of Shareholders.  The 1996 Incentive Stock Option Plan was terminated on April 19, 2006 at the 2006 Annual Meeting of Shareholders.

The termination of the 1996 Incentive Stock Option Plan did not impact the options outstanding.  There are no options available for future grants.  At June 30, 2006, all outstanding stock options are fully vested and exercisable.  There is no unrecognized compensation cost related to these options.

Stock option activity for the six months ended June 30, 2006 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at January 1, 2006	546,562	$10.91
Exercised	74,656	7.37

Outstanding at June 30, 2006	471,906	$11.48	4.74 years	$3,095,703

Exercisable at June 30, 2006	471,906	$11.48	4.74 years	$3,095,703

Cash received from options exercised for the six months ended June 30, 2006 and 2005 was $549,900 and $73,300, respectively.  The intrinsic value of options exercised during the six-month periods ended June 30, 2006 and 2005 was $745,700 and $134,900, respectively.

Restricted Stock Plan

On April 21, 2004, Westbank Corporation’s stockholders approved the Corporation’s adoption of the 2004 Recognition and Retention Plan (“RRP”), which allows the Corporation to grant restricted stock awards to certain officers, employees and outside Directors.  During 2004, the Board of Directors granted 92,505 shares of restricted stock pursuant to the RRP.  The restricted shares generally vest at a rate of 12.5% per year over eight years, with acceleration upon retirement.  The restricted common shares are held in trust until vested.  On April 19, 2006, the 2004 RRP was terminated at the Annual Meeting of Shareholders.  The termination of the RRP had no impact on the non-vested restricted shares outstanding.  There are no shares of restricted stock available for future grants.  At June 30, 2006, there were 69,000 shares of non-vested restricted stock outstanding, held in trust.

In accordance with SFAS No. 123(R), the fair value of restricted stock awards is estimated on the date of grant based on the market price of our stock and is amortized to compensation expense on a straight–line basis over the related vesting periods.  The unrecognized compensation cost related to the non-vested restricted stock award was recorded as unearned compensation in stockholders’ equity at December 31, 2005.  As part of the adoption of SFAS No. 123(R), on January 1, 2006, the unrecognized compensation cost related to the non-vested restricted stock award was included as a component of additional paid–in capital.

Activity related to the restricted share plan for the six months ended June 30, 2006 was as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2006	80,500	$19.30
Granted	—	—
Vested	11,500	19.30
Forfeited or expired	—	—

Non-vested at June 30, 2006	69,000	$19.30

At June 30, 2006, there was $1,313,200 of total unrecognized compensation cost related to the non-vested restricted shares, which is expected to be recognized over the remaining weighted-average vesting period of 5.9 years.

The following table represents share-based compensation expense and the related tax effects:

	Six Months Ended June 30,

	2006	2005

Share-based compensation expense	$110,976	$117,102
Income tax benefit related to share-based compensation, recognized in net income	42,837	47,895
Excess tax benefit realized due to exercise of options	203,294	43,912

Share-based compensation expense is included in Salaries and Benefits in the accompanying Condensed Consolidated Statements of Income.

The Corporation has an ongoing share repurchase plan.  Shares are purchased on the open market and used to satisfy share option exercises.  During the six months ended June 30, 2006, 22,150 shares were purchased pursuant to the repurchase plan.  There were no shares purchased under the plan during the first six months of 2005.  At June 30, 2006, there were 139,869 shares still available to purchase under the plan.

NOTE H  -  EARNINGS PER SHARE

Basic earnings per share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflects additional common shares that would have been outstanding if certain potentially dilutive common shares were issued during the period.  For the three-month periods ended June 30, 2006 and 2005, 8,400 and 96,024, respectively, potentially dilutive common shares were excluded from the following table because the effect was antidilutive.  For the six-month periods ended June 30, 2006 and 2005, 48,650 and 98,465, respectively, potentially dilutive common shares were excluded from the following table because the effect was antidilutive.  The following table sets forth the components of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,

(Dollar amounts in thousands, except per-share data)	2006	2005	2006	2005

Net income	$581	$1,248	$1,490	$2,659
Weighted average shares outstanding
Basic weighted average shares outstanding	4,690,360	4,730,604	4,683,379	4,729,354
Dilutive potential common shares	178,823	179,227	170,361	195,312

Diluted weighted average shares outstanding	4,869,183	4,909,831	4,853,740	4,924,666

Earnings per share
Basic earnings per share	$0.12	$0.26	$0.32	$0.56
Diluted earnings per share	$0.12	$0.25	$0.31	$0.54

NOTE I  -  COMPREHENSIVE (LOSS) INCOME

	Three Months Ended June 30,		Six Months Ended June 30,

(Dollar amounts in thousands)	2006	2005	2006	2005

Net income	$581	$1,248	$1,490	$2,659

Change in unrealized loss on securities available for sale, net of income tax (benefit) expense of $(484) and $639 for the three-month and $(1,116) and $7 for the six-month periods ended June 30, 2006 and 2005, respectively	(839)	1,096	(1,939)	13
Less reclassification adjustment for gains included in net income, net of income tax expense of $39 for the six-month period ended June 30, 2005	—	—	—	(57)

Other Comprehensive (Loss) Income	(839)	1,096	(1,939)	(44)

Comprehensive (Loss) Income	$(258)	$2,344	$(449)	$2,615

NOTE J – SUBSEQUENT EVENT

On July 18, 2006, the Corporation announced that it had entered into a definitive agreement whereby NewAlliance will acquire the Corporation for approximately $116,000,000 in cash and stock.  The terms of the merger agreement call for each outstanding share of Westbank common stock to be converted into the right to receive $23.00 in cash or stock.  The stock exchange ratio will be determined by dividing $23.00 by a 20-day average daily closing price of NewAlliance common stock on the New York Stock Exchange, provided that should the average NewAlliance price be below $13.30, the exchange ratio will be fixed at 1.7293, or should the average NewAlliance price be above $14.70, the exchange ratio will be fixed at 1.5646.  The Corporation’s shareholders will have the right to elect either cash or stock, with the constraint that the overall transaction must be consummated with 50% of the payout in stock and 50% in cash.  If there is an imbalance in elections, there will be a proration of proceeds to achieve the 50/50 split.

The definitive agreement has been approved by the Boards of Directors of both NewAlliance and the Corporation.  The transaction is subject to approval by the shareholders of the Corporation, as well as customary regulatory approvals, including the banking departments of both Connecticut and Massachusetts and the Federal Deposit Insurance Corporation (FDIC).  The transaction is expected to close in early 2007.

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

All assumptions that form the basis of any forward-looking statements regarding future performance, as well as events or conditions which may affect such future performance, are based on factors that are beyond the Corporation’s ability to control or predict with precision, including future market conditions and the behavior of other market participants.  Factors that could cause actual results to differ materially from such forward-looking statements include, but are not limited to, the following:

1.	Changes in market interest rates could adversely affect our financial condition and results of operations.

2.	Our commercial real estate and commercial loan portfolios may increase our credit risk.

3.	Increased competition in the banking and financial services industry may unfavorably affect our business.

4.	Increases to the allowance for loan losses would reduce our earnings.

5.	Improper functioning of our information technology systems could have an adverse impact on our operations.

6.	Regulatory restrictions and reduced earnings may limit our dividend payments.

7.	Failure to pay interest on our debt may adversely impact our business.

8.	Changes in the value of our goodwill could reduce our earnings.

9.	We are subject to extensive regulation that could restrict our activities or impose financial limitations.

10.	The Corporation’s business could be adversely affected by uncertainty related to the proposed merger and contractual restrictions while the proposed merger is pending.

11.	Failure to complete the proposed merger could negatively impact the Corporation’s stock price, future business and financial results.

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

At June 30, 2006, the allowance for loan losses totaled $4,123,000, representing 0.92% of total loans and 204.51% of non-performing loans.  The Corporation participates in a program to purchase commercial mortgages guaranteed by the United States Department of Agriculture (USDA) and the United States Small Business Association (SBA).  At June 30, 2006, these commercial mortgages totaled $13,969,000.  The Corporation does not provide an allowance for loan losses for these purchased commercial loans as they are 100% guaranteed.  At June 30, 2006, the allowance for loan losses represents 0.95% of total loans, excluding these loans guaranteed by the USDA and SBA.  Please see “Provision and Allowance for Loan Losses” in this Management’s Discussion and Analysis for further discussion of the Corporation’s methodology in determining the allowance as of June 30, 2006.

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

The Corporation is a Massachusetts-chartered corporation and a registered bank holding company.  The Corporation has a wholly-owned bank subsidiary, Westbank, a Massachusetts chartered commercial bank and trust company formed in 1962.  The Bank has two subsidiaries:  Park West Securities Corporation and PWB&T.  The Corporation is headquartered in West Springfield, Massachusetts.  As of June 30, 2006, the Bank had seventeen offices located in Massachusetts and Connecticut that provide a full range of retail banking services to individuals, businesses and nonprofit organizations.

The primary source of Westbank’s revenue is interest earned on loans and securities and fee income.  The Corporation has experienced growth and increased revenue from its commercial lending and leasing.

Westbank Corporation has a growth-oriented strategy focused on shareholder value, unparalleled service and effective capital management.

Recent Developments  -

In June 2006, the Bank opened its newly-constructed branch office in Southwick, Massachusetts.

On July 18, 2006, the Corporation announced that it had entered into a definitive agreement whereby NewAlliance will acquire the Corporation for approximately $116,000,000 in cash and stock.  The terms of the merger agreement call for each outstanding share of Westbank common stock to be converted into the right to receive $23.00 in cash or stock.  The stock exchange ratio will be determined by dividing $23.00 by a 20-day average daily closing price of NewAlliance common stock on the New York Stock Exchange, provided that should the average NewAlliance price be below $13.30, the exchange ratio will be fixed at 1.7293, or should the average NewAlliance price be above $14.70, the exchange ratio will be fixed at 1.5646.  The Corporation’s shareholders will have the right to elect either cash or stock, with the constraint that the overall transaction must be consummated with 50% of the payout in stock and 50% in cash.  If there is an imbalance in elections, there will be a proration of proceeds to achieve the 50/50 split.

The definitive agreement has been approved by the Boards of Directors of both NewAlliance and the Corporation.  The transaction is subject to approval by the shareholders of the Corporation, as well as customary regulatory approvals, including the banking departments of both Connecticut and Massachusetts and the FDIC.  The transaction is expected to close in early 2007.

Comparison of Financial Condition at June 30, 2006 and December 31, 2005  -

Total assets increased by $13,389,000 to $822,096,000 at June 30, 2006 from $808,707,000 at December 31, 2005, primarily due to an increase in loans.

Earning assets increased primarily as a result of an increase in gross loans of $16,230,000.  As of June 30, 2006 and December 31, 2005, earning assets amounted to $774,539,000 or 94.2% of total assets and $762,374,000 or 94.3% of total assets, respectively.  Earning assets include a diverse portfolio of earning instruments, including loans and securities issued by federal, state and municipal authorities.  These earning assets are financed through a combination of interest-bearing and interest-free sources.

Net loans increased by $16,306,000, or 3.8%, to $444,566,000 at June 30, 2006 from $428,260,000 at December 31, 2005.  The net increase in loans consists of the following changes:

•

Commercial real estate and commercial and industrial loans increased by $15,866,000, or 7.7%, to $222,004,000 at June 30, 2006 from $206,138,000 at December 31, 2005.  The Corporation purchased approximately $11,450,000 of commercial mortgages during the six-month period ended June 30, 2006.  These commercial mortgages are guaranteed by the USDA and the SBA.

•	Residential real estate loans, including home equity loans, increased by $5,212,000, or 3%, to $176,427,000 at June 30, 2006 from $171,215,000 at December 31, 2005.
•	Indirect auto loans decreased by $4,088,000, or 10.2%, to $36,061,000 at June 30, 2006 from $40,149,000 at December 31, 2005.

Total deposits increased by $6,971,000, or 1.2%, to $606,330,000 at June 30, 2006 from $599,359,000 at December 31, 2005.  Borrowings increased approximately $6,382,000 during the first six months of 2006 and totaled $144,836,000 at June 30, 2006 compared to $138,454,000 at December 31, 2005.  The increase in borrowings includes an increase in Federal Home Loan Bank of Boston (FHLB) option advances of $40,000,000, offset by a decrease in short-term FHLB advances of approximately $20,000,000 and $11,700,000 in option advances called by the FHLB.  The Corporation increased its level of borrowings to fund its asset growth.

Stockholders’ equity at June 30, 2006 and December 31, 2005 was $46,353,000 and $47,378,000 respectively, which represented 5.6% of total assets as of June 30, 2006 and 5.9% of total assets as of December 31, 2005.  The decrease in stockholders’ equity for the first six months of 2006 is primarily comprised of an unrealized loss on securities available for sale, net of taxes, which amounted to approximately $1,939,000, the payment of quarterly dividends, which aggregated $1,331,000 and the repurchase of 22,150 shares of common stock for a total of $364,000.

These decreases were partially offset by net income of $1,490,000 for the six months ended June 30, 2006, the exercise of stock options aggregating approximately $550,000, and the issuance of shares related to the dividend reinvestment and stock purchase plan, with a combined total of $280,000.

Results of Operations  -

Summary

The Corporation reported net income of $581,000, or $0.12 per diluted share, for the quarter ended June 30, 2006 as compared to $1,248,000, or $0.25 per diluted share, for the same period in 2005.  For the first six months of 2006, net income was $1,490,000 or $0.31 per diluted share, as compared to $2,659,000, or $0.54 per diluted share, for the first six months of 2005.  The decrease in net income was largely driven by an increased level of borrowings and deposits and an increased cost of funds during the first six months of 2006.  The increased cost of funds is due to the increasing interest rate environment.

Interest Income

Interest income for the second quarter of 2006 increased $1,240,000, or 12.9% and totaled $10,866,000 as compared to $9,626,000 for the second quarter of 2005.  For the six months ended June 30, 2006, interest income was $21,374,000, an increase of $2,352,000 or 12.4% over the six months ended June 30, 2005.  Interest income increased for the three- and six-month periods ended June 30, 2006 primarily due to the Corporation earning higher interest rates on its loan portfolio and greater volume of investment securities.  For the three- and six-month periods ended June 30, 2006, the increase in interest income was more than offset by an increase in interest expense.

Interest Expense

Interest expense increased $1,982,000 or 51.3% for the three months ended June 30, 2006 and totaled $5,845,000 as compared to $3,863,000 for the same period in 2005.  Interest expense for the first six months of 2006 was $10,950,000, an increase of $3,388,000 or 44.8% as compared to $7,562,000 for the first six months of 2005.  The increase in interest expense for the three- and six-month periods ended June 30, 2006 was driven principally by the increased level of borrowings and deposits, and the increased cost of funds.

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

The following tables set forth the information relating to the Bank’s average balances at, and net interest income for, the three- and six-month periods ended June 30, 2006 and 2005, and reflect the average yield on assets and average cost of liabilities for the periods indicated.  Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown.  Average balances are derived from actual daily balances over the periods indicated.  Interest income includes fees earned from making changes in loan rates and terms and fees earned when real estate loans are prepaid or refinanced.

	Three Months Ended June 30,

	2006			2005

(Dollar amounts in thousands)	Average Balance	Interest (a)	Average Rate	Average Balance	Interest (a)	Average Rate

ASSETS
Federal funds sold and temporary investments	$828	$9	4.35%	$153	$2	5.23%
Securities	329,044	3,812	4.63	272,718	3,087	4.53
Loans (b)	449,770	7,084	6.30	445,324	6,571	5.90

Total earning assets	779,642	$10,905	5.59%	718,195	$9,660	5.38%

Loan loss allowance	(4,200)			(4,566)
All other assets	47,866			44,821

TOTAL ASSETS	$823,308			$758,450

LIABILITIES AND EQUITY
Interest-bearing deposits	$517,930	$3,986	3.08%	$499,850	$2,904	2.32%
Borrowed funds	176,288	1,859	4.22	125,329	959	3.06

Total interest-bearing liabilities	694,218	$5,845	3.37%	625,179	$3,863	2.47%

Demand deposits	78,656			84,496
Other liabilities	4,576			1,064
Shareholders’ equity	45,858			47,711

TOTAL LIABILITIES AND EQUITY	$823,308			$758,450

Net interest-earning assets	$85,424			$93,016

Net interest income (tax equivalent basis)/Interest rate spread (c)		$5,060	2.22%		$5,797	2.91%

Net interest margin (d)			2.60%			3.23%

Deduct tax equivalent adjustment		39			34

Net Interest Income		$5,021			$5,763

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

(c)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(d)	Net interest margin represents net interest income (tax equivalent) divided by average interest-earning assets.

	Six Months Ended June 30,

	2006			2005

(Dollar amounts in thousands)	Average Balance	Interest (a)	Average Rate	Average Balance	Interest (a)	Average Rate

ASSETS
Federal funds sold and temporary investments	$748	$16	4.28%	$156	$5	6.41%
Securities	329,015	7,678	4.67	274,976	6,237	4.54
Loans (b)	443,671	13,761	6.20	444,147	12,847	5.79

Total earning assets	773,434	$21,455	5.55%	719,279	$19,089	5.31%

Loan loss allowance	(4,223)			(4,505)
All other assets	47,624			44,911

TOTAL ASSETS	$816,835			$759,685

LIABILITIES AND EQUITY
Interest-bearing deposits	$511,851	$7,365	2.88%	$500,278	$5,655	2.26%
Borrowed funds	173,988	3,585	4.12	127,454	1,907	2.99

Total interest-bearing liabilities	685,839	$10,950	3.19%	627,732	$7,562	2.41%

Demand deposits	79,988			83,107
Other liabilities	4,642			1,324
Shareholders’ equity	46,366			47,522

TOTAL LIABILITIES AND EQUITY	$816,835			$759,685

Net interest-earning assets	$87,595			$91,547

Net interest income (tax equivalent basis)/Interest rate spread (c)		$10,505	2.36%		$11,527	2.90%

Net interest margin (d)			2.72%			3.21%

Deduct tax equivalent adjustment		81			67

Net Interest Income		$10,424			$11,460

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

VOLUME RATE ANALYSIS

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

	Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

	Change Due to

(Dollar amounts in thousands)	Volume	Rate	Net Change

Interest Income:
Loans	$77	$436	$513
Securities	652	73	725
Federal Funds	7	—	7

Total Interest Earned	736	509	1,245

Interest Expense:
Interest-bearing deposits	106	976	1,082
Other borrowed funds	464	436	900

Total Interest Expense	570	1,412	1,982

Change in Net Interest Income (Tax Equivalent Basis)	$166	$(903)	$(737)

Net interest and dividend income, on a tax-equivalent basis, decreased by $737,000 to $5,060,000 for the quarter ended June 30, 2006 as compared to $5,797,000 for the same period in 2005.  The net interest margin was 2.60% for the quarter ended June 30, 2006 and 3.23% for the quarter ended June 30, 2005.

The decrease in net interest margin is primarily the result of an increase in the cost of funds.  The average cost of interest-bearing liabilities increased 90 basis points to 3.37% for the three months ended June 30, 2006 from 2.47% for the same period in 2005.  The increase in the average cost of funds was partially offset by an increase in the average volume and average yield on earning assets.

The primary driver for the increase in the cost of funds is an increase in interest paid on certificates of deposit and borrowed funds.  Interest rates paid to customers on certificates of deposit have been increasing due to the rising interest rate environment.  The cost of borrowed funds has also increased due to the rising interest rate environment.  Higher deposit rates coupled with an increase in the average borrowings outstanding is the largest driver for the higher costs.  The Corporation has increased its level of borrowings in order to fund its asset growth.

	Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

	Change Due to

(Dollar amounts in thousands)	Volume	Rate	Net Change

Interest Income:
Loans	$(14)	$928	$914
Securities	1,257	184	1,441
Federal Funds	13	(2)	11

Total Interest Earned	1,256	1,110	2,366

Interest Expense:
Interest-bearing deposits	134	1,576	1,710
Other borrowed funds	825	853	1,678

Total Interest Expense	959	2,429	3,388

Change in Net Interest Income (Tax Equivalent Basis)	$297	$(1,319)	$(1,022)

Net interest and dividend income, on a tax-equivalent basis, decreased by $1,022,000 to $10,505,000 for the six months ended June 30, 2006 as compared to $11,527,000 for the same period in 2005.  The net interest margin was 2.72% for the six months ended June 30, 2006 and 3.21% for the six months ended June 30, 2005.

The decrease in net interest margin is primarily the result of an increase in the cost of funds.  The average cost of interest-bearing liabilities increased 78 basis points to 3.19% for the six months ended June 30, 2006 from 2.41% for the same period in 2005.  The increase in the average cost of funds was partially offset by an increase in the average volume and average yield on earning assets.

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

Provision for Loan Losses

For the quarters ended June 30, 2006 and 2005, the Bank provided no provision for loan losses.  For the quarters ended June 30, 2006 and 2005, recoveries totaled $31,000 and $6,000, respectively, and charge-offs totaled $81,000 and $25,000 respectively.  For the six months ended June 30, 2006 and 2005, the Bank provided no provision for loan losses and $140,000, respectively.  Recoveries totaled $35,000 and $20,000 for the six months ended June 30, 2006 and 2005, respectively.  Charge-offs totaled $111,000 for the six-month period ended June 30, 2006 as compared to $54,000 for the same period in the prior year.  The increase in charge-offs and recoveries for the quarter and six months ended June 30, 2006 is partially due to activity related to the Corporation’s Overdraft Privilege program that was introduced late in 2005.  Charge-offs and recoveries related to the Overdraft Privilege program flow through the allowance for loan losses.  There was no activity related to this program during the quarter and six months ended June 30, 2005.  The provision for loan losses brings the Bank’s allowance for loan losses to a level determined appropriate by management.  During the second quarter of 2006, management deemed the allowance for loan losses adequate and determined no additional provision was required.

The allowance was $4,123,000 or 0.92% of total loans at June 30, 2006 as compared to $4,199,000 or 0.97% of total loans at December 31, 2005.  The reduction in the allowance for loan losses is due in part to net charge-offs associated with the Overdraft Privilege program.  The Corporation participates in a program to purchase commercial mortgages guaranteed by the USDA and SBA.  At June 30, 2006, these commercial mortgages totaled $13,969,000.  The Corporation does not provide an allowance for loan losses for these purchased commercial loans as they are 100% guaranteed.  At June 30, 2006, the allowance for loan losses represents 0.95% of total loans, excluding these loans guaranteed by the USDA and SBA.

For additional information, see “Provision and Allowance for Loan Losses” in this Management’s Discussion and Analysis.

Non-interest Income

Non-interest income remained relatively unchanged, totaling $900,000 for the quarter ended June 30, 2006 and $902,000 in the same period of 2005.  A decrease in income earned on the sale of loans was offset by an increase in other non-interest income.  Other non-interest income increased approximately $150,000 for the second quarter 2006 as compared to the second quarter 2005.  The increase in other non-interest income consists of an increase totaling $113,000 on income generated from service charges on deposit accounts and an increase of approximately $50,000 in investment service fee income.

For the six months ended June 30, 2006, non-interest income was $1,813,000, as compared to $2,119,000 for the same period in 2005.  The decrease in  non-interest income is partially due to a decrease in income earned on the sale of securities and loans.  Other non-interest income also decreased for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.  The decrease in other non-interest income was primarily due to the recognition of non-taxable life insurance proceeds of approximately $470,000 recognized during the six months ended June 30, 2005 as compared to no life insurance proceeds recognized during 2006.  Not including the non-taxable life insurance proceeds, other non-interest income increased by $410,000 for the six-month period ended June 30, 2006 as compared to the same period in the prior year.  This increase was primarily driven by an increase in income generated from service charges on deposit accounts of $200,000 and an increase of approximately $143,000 in investment service fee income.  Of the $143,000 increase in investment service fee income, $66,000 is related to the Westco Financial Services Division, which was introduced in June 2005.

Non-interest Expense

Non-interest expense was $5,105,000 and $4,820,000 for the quarters ended June 30, 2006 and 2005, respectively. The main driver for the increase in non-interest expense for the quarter ended June 30, 2006 as compared to the quarter ended June 30, 2005 was an increase in other non-interest expense.  Other non-interest expense increased primarily due to an increase in professional and legal fees and advertising costs.

For the six months ended June 30, 2006 and 2005, non-interest expense totaled $10,098,000 and $9,742,000, respectively.  The increase in non-interest expense for the six months ended June 30, 2006 was principally driven by an increase in salaries and benefits followed by an increase in other non-interest expense.  The increase in salaries and benefits was due to annual increases in salaries and benefits and an expansion of the Corporation’s staff during the first quarter of 2006.  The main drivers of the increase in other non-interest expense were higher professional and legal fees and data processing costs.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

	Three Months Ended June 30,		Six Months Ended June 30,

(Dollar amounts in thousands)	2006	2005	2006	2005

Balance at beginning of period	$4,173	$4,481	$4,199	$4,356
Provision for loan losses	—	—	—	140

	4,173	4,481	4,199	4,496

Less charge-offs:
Commercial and industrial loans	34	4	34	4
Consumer loans	47	21	77	50

Total charge-offs	81	25	111	54

Add recoveries:
Commercial and industrial loans	14	—	14	10
Consumer loans	17	6	21	10

Total recoveries	31	6	35	20

Net charge-offs	50	19	76	34

Balance at end of period	$4,123	$4,462	$4,123	$4,462

Net charge-offs to:
Average loans	0.01%	—	0.02%	0.01%
Loans at end of period	0.01%	—	0.02%	0.01%
Allowance for loan losses at January 1	1.19%	0.44%	1.81%	0.78%
Allowance for loan losses at June 30 as a percentage of
Average loans	0.92%	1.00%	0.93%	1.00%
Loans at end of period	0.92%	1.04%	0.92%	1.04%
Loans at end of period (excluding USDA and SBA loans)	0.95%	n/a	0.95%	n/a

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

The allowance for loan losses is increased by provisions charged against current earnings.  Loan losses are charged against the allowance when management believes that the collectibility of the loan principal is unlikely.  Recoveries on loans previously charged off are credited to the allowance.  Management believes that the allowance for loan losses is appropriate.  While management uses available information to assess possible losses on loans, future adjustments to the allowance may be necessary based on changes in non-performing loans, changes in economic conditions or for other reasons.  Any future adjustments to the allowance would be recognized in the period in which they were determined to be necessary.  In addition, various regulatory agencies periodically review the Corporation’s allowance for loan losses as an integral part of their examination process.  Such agencies may require the Corporation to recognize adjustments to the allowance, based on judgments different from those of management.  Management also retains an independent loan review consultant to provide advice on the appropriateness of the loan loss allowance.  At June 30, 2006, management believes the allowance for loan losses is appropriate based on the ongoing stable economic conditions in the Bank’s overall market.  Credit quality and delinquency trends are showing a slight improvement over earlier in the year and management considers the loan portfolio to have a stable and manageable level of risk.

NON-ACCRUAL, PAST DUE AND NON-PERFORMING LOANS

(Dollar amounts in thousands)	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005

Non-accrual loans	$1,624	$1,377	$1,583	$1,286	$2,012

Loans contractually past due 90 days or more still accruing	392	429	633	707	963

Total non-performing loans	$2,016	$1,806	$2,216	$1,993	$2,975

Non-performing loans as a percentage of total loans	0.45%	0.41%	0.51%	0.46%	0.69%

Allowance for loan losses as a percentage of non-performing loans	204.51%	231.06%	189.49%	214.90%	149.98%

Other real estate owned – net	608	608	630	630	630

Total non-performing assets	$2,624	$2,414	$2,846	$2,623	$3,605

Non-performing assets as a percentage of total assets	0.32%	0.29%	0.35%	0.34%	0.47%

DISCUSSION OF MARKET RISK

Market risk is the risk of loss due to adverse changes in market prices and rates.  The Corporation’s primary market risk is its exposure to interest rate risk, which is inherent in its lending, investing and deposit activities.  The management of interest rate risk, coupled with directives to build shareholder value and profitability, is an integral part of the Corporation’s overall operating strategy.  The Corporation’s approach to interest rate risk management, concentrates on fundamental strategies to structure its balance sheet including the composition of its assets and liabilities.  Its approach reflects managing interest rate risk through the use of fixed and adjustable rate loans and investments, rate–insensitive checking accounts, as well as a combination of fixed and variable rate deposit products and borrowed funds.  The Corporation does not utilize interest rate futures, swaps or options transactions.

On a quarterly basis, an interest rate risk exposure compliance report is prepared and presented to the Corporation’s Board of Directors.  The risk exposure report contains a simulation model that measures the sensitivity of future net interest income to changes in interest rates.  All changes are measured as percentage changes from projected net interest income in a flat rate scenario (base level).  The estimated changes in net interest income are compared to current limits established by management and approved by the Board of Directors.  The following table sets forth, as of June 30, 2006, the estimated change in net interest income given a 100 or 200 basis point change in interest rates over the subsequent twelve month period:

Change in Interest Rates (In Basis Points)	Percentage Change in Net Interest Income

+200	(6.00)%
+100	(3.00)
Base Level	—
-100	2.00
-200	5.00

The simulation model utilized to create the results presented above uses various assumptions regarding cash flows from principal repayments on loans and mortgage–backed securities and/or call activity on investment securities.  Actual results could differ significantly from these assumptions, which could result in significant differences in the calculated projected change.

The Corporation seeks to manage the mix of asset and liability maturities to control the effect of changes in the general level of interest rates on net interest income.  Except for its effect on the general level of interest rates, inflation does not have a material impact on the Corporation’s earnings due to the rate of variability and short–term maturities of its earning assets.

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

In addition, the Corporation has significant borrowing capacity to fund its liquidity needs.  The majority of borrowings to date have consisted primarily of advances from the FHLB, of which the Bank is a member.  Under the terms of the collateral agreement with the FHLB, the Bank pledges residential mortgage loans and mortgage-backed securities, as well as the Bank’s stock in the FHLB, as collateral for such transactions.  During the second quarter of 2006, the Corporation increased its utilization of borrowings as a source of funds.  The average balance of borrowings for the second quarters of 2006 and 2005 were $176,288,000 and $125,329,000 respectively.

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

At June 30, 2006, the Corporation maintained cash balances, short-term investments and investments available for sale totaling $178,830,000, representing 21.8% of total assets, versus $186,006,000 or 23% of total assets at December 31, 2005.  At June 30, 2006, the Corporation had certificates of deposit maturing within the next 12 months amounting to $301,083,000.  Based on historical experience, the Corporation anticipates that a significant portion of the maturing certificates of deposit will be renewed with the Corporation.  Management of the Corporation believes that its current liquidity is sufficient to meet current and anticipated funding and operating needs.

Detailed information relating to off-balance sheet commitments and payments due under contractual obligations is presented in the Corporation’s Annual report on Form 10–K for the year ended December 31, 2005.  There were no material changes in the Corporation’s off-balance sheet commitments during the first six months of 2006.  There were no material changes to payments due under contractual obligations during the six months ended June, 2006, except for the addition of $40,000,000 in FHLB option advances.  The scheduled maturities of these option advances are $10,000,000 in March 2011, $10,000,000 in January 2013 and $20,000,000 in January 2016.

At June 30, 2006, the Corporation exceeded each of the applicable regulatory capital requirements.  As of June 30, 2006, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized”, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.  The Corporation’s and the Bank’s actual capital ratios as of June 30, 2006 are also presented in the following table.

	Actual		Minimum for Capital Adequacy Purposes

	Amount	Ratio	Amount	Ratio

June 30, 2006
Total Capital (to Risk Weighted Assets)
Consolidated	$61,329	12.95%	$37,897	8.00%
Bank	59,044	12.50	37,779	8.00
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	56,243	11.87	18,948	4.00
Bank	54,766	11.60	18,890	4.00
Tier 1 Capital (to Average Assets)
Consolidated	56,243	6.92	32,507	4.00
Bank	54,766	6.70	32,704	4.00

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

OFF-BALANCE-SHEET ARRANGEMENTS

The Corporation does not have any off-balance-sheet arrangements that have or are reasonable likely to have a current or future effect on the Corporation’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.  The Corporation’s primary financial instruments with off-balance-sheet risk are limited to loan servicing for others, obligations to fund loans to customers pursuant to existing commitments, unused lines of credit and commitments to sell mortgage loans through loan sales agreements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item as of June 30, 2006, can be found in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Discussion of Market Risk.”  A more detailed discussion of market risk is presented in the Corporation’s Annual Report on Form 10-K for the year-ended December 31, 2005.

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

Except for the risk factors set forth below relating to the proposed acquisition of the Corporation by NewAlliance, there have been no material changes to the risk factors previously disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

The Corporation’s business could be adversely affected by uncertainty related to the proposed merger and contractual restrictions while the proposed merger is pending.

Uncertainty about when and whether the merger will be completed and the effects of the merger may have an adverse effect on the Corporation. These uncertainties could cause depositors and others that deal with the Corporation to seek to change their existing business relationships with the Corporation, which could negatively affect growth, revenues and results of operations.  In addition, the merger agreement restricts the Corporation from taking specified actions without the buyer’s approval. These restrictions could prevent the Corporation from pursuing attractive business opportunities that may arise prior to the completion of the proposed merger.

Failure to complete the proposed merger could negatively impact the Corporation’s stock price, future business and financial results.

Completion of the merger is subject to the satisfaction of various conditions, including the approval by the Corporation’s shareholders, as well as regulatory approvals.  Although the Corporation’s board of directors will, subject to fiduciary exceptions, recommend that the Corporation’s shareholders approve and adopt the merger agreement, there is no assurance that the merger agreement and the merger will be approved, and there is no assurance that the other conditions to the completion of the merger will be satisfied.  If the merger is not completed, we will be subject to several risks, including the following:

• under certain circumstances, if the merger is not completed, the Corporation may be required to pay the buyer a termination fee of $4,500,000;

•

the current market price of the Corporation’s common stock may reflect a market assumption that the merger will occur, and a failure to complete the merger could result in a negative perception by the stock market of the Corporation generally and a decline in the market price of the Corporation’s common stock;

• certain costs relating to the merger, such as legal, accounting and financial advisory fees, are payable by the Corporation whether or not the merger is completed;

•

matters related to the merger may distract the Corporation’s management and employees from day-to-day operations and require substantial commitments of time and resources which could otherwise have been devoted to other opportunities that could have been beneficial to the Corporation;

• the Corporation would continue to face the risks that it currently faces as an independent company.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Plan - During the fourth quarter of 2003, the Board of Directors approved a new stock repurchase program of up to 5% of the Corporation’s stock.  The value of the 5% stock of the Corporation at the time of the announcement was approximately $3,800,000.  There is no termination date associated with the program.  The following table represents repurchases of Westbank Corporation’s stock for the three months ended June 30, 2006.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares yet to be purchased under announced plans or programs

April 1-30, 2006	2,800	$16.70	69,535	148,369
May 1-31, 2006	1,800	16.70	71,335	146,569
June 1-30, 2006	6,700	17.38	78,035	139,869

Total	11,300	$17.10	78,035	139,869

ITEM 3.	Defaults on Senior Securities - None

ITEM 4.	Submission of Matters to a Vote of Security Holders

On April 19, 2006, the Corporation held its annual meeting of shareholders. The following matters were voted on at the annual meeting.

1) The election of David R. Chamberland, Ernest N. Laflamme, Jr., and G. Wayne McCary to serve as Directors of the Corporation for a term of three years until the 2009 annual meeting of shareholders.  The voting results were as follows:

Name	For	Withheld

David R. Chamberland	3,823,940.380	96,727.877
Ernest N. Laflamme Jr.	3,791,778.469	128,889.788
Wayne McCary	3,822,688.362	97,979.895

Other Directors who continue to serve as Directors after the 2006 annual meeting include Mark A. Beauregard, Donald R. Chase, Robert J. Perlak, George R. Sullivan and James R. Tremble.

2) The approval of the Westbank Corporation 2006 Equity Incentive Plan.

For	Against	Abstain

2,571,652.094	234,477.593	103,936.570

ITEM 5.	Other Information - None

ITEM 6.	Exhibits

2.4

Agreement and Plan of Merger by and among NewAlliance Bancshares, Inc., and NewAlliance Bank and Westbank Corporation and Westbank, dated as of July 18, 2006 (incorporated by reference to Exhibit 2.4 of Registrant’s Form 8-K filed with the SEC on July 19, 2006)

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

WESTBANK CORPORATION

Date: August 4, 2006	/s/ Donald R. Chase

Donald R. Chase
President and Chief Executive Officer

Date: August 4, 2006	/s/ John M. Lilly

John M. Lilly
Treasurer and Chief Financial Officer