Form 10-Q
period 2006-09-30
WESTBANK CORP
filed 2006-11-07
CIK 742070

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

                    For the quarterly period ended September 30, 2006

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

  Large accelerated filer [ ]  Accelerated filer [X]  Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

   Common stock, par value $2.00 per share: 4,823,224 shares outstanding as of
                               October 31, 2006.

================================================================================

                      WESTBANK CORPORATION AND SUBSIDIARIES

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                           Page
                                                                           -----
ITEM 1.    Financial Statements

           Condensed Consolidated Balance Sheets                               3

           Condensed Consolidated Statements of Income                         4

           Condensed Consolidated Statements of Cash Flows                     5

           Notes to Condensed Consolidated Financial Statements             6-11

ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   12-23

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk         24

ITEM 4.    Controls and Procedures                                            24

                           PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings                                                  25

ITEM 1A.   Risk Factors                                                       25

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds        26

ITEM 3.    Defaults on Senior Securities                                      26

ITEM 4.    Submission of Matters to a Vote of Security Holders                26

ITEM 5.    Other Information                                                  26

ITEM 6.    Exhibits                                                           27

Signatures                                                                    28

ITEM 1.    FINANCIAL STATEMENTS

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)                                                  September 30,    December 31,
(Dollar amounts in thousands, except share data)                 2006             2005
-------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks:
     Non-interest-bearing                                   $       13,506   $       13,899
     Interest-bearing cash and cash equivalents                        421               10
Federal funds sold                                                     512               24
-------------------------------------------------------------------------------------------
           Total cash and cash equivalents                          14,439           13,933
-------------------------------------------------------------------------------------------
Investment securities available for sale, at fair value            166,767          172,073
Investment securities held to maturity, at amortized cost
     (fair value of $146,821 at September 30, 2006
     and $148,582 at December 31, 2005)                            149,746          151,358
-------------------------------------------------------------------------------------------
           Total investment securities                             316,513          323,431
-------------------------------------------------------------------------------------------
Investment in Federal Home Loan Bank stock                           7,682            6,450
Loans, net of allowance for loan losses ($4,007 at
     September 30, 2006 and $4,199 at December 31, 2005)           450,542          428,260
Property and equipment, net                                          8,228            7,577
Accrued interest receivable                                          4,923            4,418
Other real estate owned                                                500              630
Goodwill                                                             8,837            8,837
Bank-owned life insurance                                            9,407            9,149
Investment in unconsolidated investee                                  526              526
Deferred income tax asset, net                                       1,643            1,471
Other assets                                                         3,810            4,025
-------------------------------------------------------------------------------------------
TOTAL ASSETS                                                $      827,050   $      808,707
===========================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Non-interest-bearing                                   $       78,513   $       84,300
     Interest-bearing                                              527,865          515,059
-------------------------------------------------------------------------------------------
           Total deposits                                          606,378          599,359
Borrowed funds                                                     148,528          138,454
Interest payable on deposits and borrowings                          1,439              806
Junior subordinated debentures                                      17,526           17,526
Other liabilities                                                    5,542            5,184
-------------------------------------------------------------------------------------------
           Total liabilities                                       779,413          761,329
-------------------------------------------------------------------------------------------
Stockholders' Equity:
Preferred stock, par value $5 per share,
     authorized 100,000 shares, none issued
Common stock, par value $2 per share,
     authorized 9,000,000 shares, issued
     4,849,461 shares at September 30, 2006 and
     4,780,274 shares at December 31, 2005                           9,699            9,560
Unearned compensation restricted stock                                   -           (1,424)
Additional paid in capital                                          18,357           19,105
Retained earnings                                                   22,076           22,417
Treasury stock, at cost (30,645 shares at September 30,
     2006 and 27,317 shares at December 31, 2005)                     (506)            (420)
Accumulated other comprehensive loss                                (1,989)          (1,860)
-------------------------------------------------------------------------------------------
           Total Stockholders' Equity                               47,637           47,378
-------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $      827,050   $      808,707
===========================================================================================

     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                         Three Months Ended September 30,     Nine Months Ended September 30,
(Unaudited)                                              --------------------------------    --------------------------------
(Dollar amounts in thousands, except per share data)          2006              2005              2006              2005
-----------------------------------------------------------------------------------------------------------------------------
Interest and Dividend Income:
      Interest and fees on loans                         $        7,227    $        6,528    $       20,923    $       19,315
      Interest and dividend income on securities                  3,971             3,102            11,633             9,332
      Interest from interest-bearing cash equivalents
             and federal funds sold                                  11                 2                27                 7
-----------------------------------------------------------------------------------------------------------------------------
Total interest and dividend income                               11,209             9,632            32,583            28,654
-----------------------------------------------------------------------------------------------------------------------------
Interest expense:
      Interest on deposits                                        4,454             3,121            11,819             8,776
      Interest on borrowed funds                                  1,945               928             5,530             2,835
-----------------------------------------------------------------------------------------------------------------------------
Total interest expense                                            6,399             4,049            17,349            11,611
-----------------------------------------------------------------------------------------------------------------------------
Net interest income                                               4,810             5,583            15,234            17,043
Provision for loan losses                                            45                 -                45               140
-----------------------------------------------------------------------------------------------------------------------------
Net interest income after
      provision for loan losses                                   4,765             5,583            15,189            16,903
-----------------------------------------------------------------------------------------------------------------------------
Non-interest income:
      Gain on sale of securities                                      -                 -                 -                96
      Gain on sale of loans                                           1               250                17               415
      Other non-interest income                                     961               752             2,758             2,610
-----------------------------------------------------------------------------------------------------------------------------
Total non-interest income                                           962             1,002             2,775             3,121
-----------------------------------------------------------------------------------------------------------------------------
Non-interest expense:
      Salaries and benefits                                       2,848             2,736             8,573             8,253
      Other non-interest expense                                  2,309             1,768             5,937             5,262
      Occupancy - net                                               314               334             1,059             1,065
-----------------------------------------------------------------------------------------------------------------------------
Total non-interest expense                                        5,471             4,838            15,569            14,580
-----------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                          256             1,747             2,395             5,444
Provision for income taxes                                           79               549               728             1,587
-----------------------------------------------------------------------------------------------------------------------------
Net Income                                               $          177    $        1,198    $        1,667    $        3,857
=============================================================================================================================
Earnings per share
      Basic                                              $         0.04    $         0.26    $         0.35    $         0.82
      Diluted                                            $         0.04    $         0.25    $         0.34    $         0.79
=============================================================================================================================

     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Nine Months Ended September 30,
(Unaudited)                                                                        --------------------------------
(Dollar amounts in thousands)                                                           2006              2005
-------------------------------------------------------------------------------------------------------------------
Operating activities:
Net income                                                                         $        1,667    $        3,857
      Adjustments to reconcile net income to net
            cash provided by operating activities:
                  Provision for loan losses                                                    45               140
                  Write-down of other real estate owned                                       130                 -
                  Net amortization of premiums and
                        discounts on investments and loans                                    152                 9
                  Loan originations - available-for-sale                                   (1,553)           (2,063)
                  Proceeds from sale of available-for-sale loans                            1,560             2,061
                  Depreciation and amortization                                               481               603
                  Gain on sale of securities                                                    -               (96)
                  Gain on sale of loans                                                       (18)             (415)
                  Loss (gain) on sale of other assets                                          21                (1)
                  Excess bank-owned life insurance proceeds over book value                     -              (472)
                  Increase in cash surrender value of bank-owned life insurance              (258)             (236)
                  Deferred income taxes                                                      (102)              774
                  Share-based compensation                                                    167               173
                  Excess tax benefit from share-based compensation                           (203)                -
      Income tax benefit from exercise of non-qualified stock options                           -                44
      Changes in assets and liabilities:
            Accrued interest receivable                                                      (505)               18
            Other assets                                                                      418              (699)
            Accrued interest payable on deposits and borrowings                               633                21
            Other liabilities                                                                 358               572
===================================================================================================================
Net cash provided by operating activities                                                   2,993             4,290
===================================================================================================================
Investing activities:
      Securities:
            Held to maturity:
                  Purchases                                                                (5,000)          (26,270)
                  Proceeds from maturities and principal payments                           6,612             9,725
            Available for sale:
                  Purchases                                                                (1,008)           (7,621)
                  Proceeds from sales                                                           -             1,918
                  Proceeds from maturities and principal payments                           6,071             5,080
Purchase of loans                                                                         (17,063)          (19,648)
Proceeds from loan sales                                                                        -            44,630
Net increase in loans                                                                      (5,411)          (21,893)
Purchases of property and equipment                                                        (1,132)             (973)
Proceeds from sale of other assets                                                             29                24
Proceeds from bank-owned life insurance                                                         -               839
Purchase of Federal Home Loan Bank stock                                                   (1,232)                -
===================================================================================================================
Net cash used in investing activities                                                     (18,134)          (14,189)
===================================================================================================================
Financing activities:
      Net increase in deposits                                                              7,019               657
      Net decrease in short-term borrowings                                               (23,417)           (2,429)
      Proceeds from long-term borrowings                                                   60,000            20,000
      Repayment of long-term borrowings                                                   (26,509)           (3,351)
      Purchase of common stock                                                               (464)           (1,632)
      Excess tax benefit from share-based compensation                                        203                 -
      Proceeds from exercise of stock options,
            stock purchase plan and dividend reinvestment                                     823               702
      Dividends paid                                                                       (2,008)           (1,980)
===================================================================================================================
Net cash provided by financing activities                                                  15,647            11,967
===================================================================================================================
Increase in cash and cash equivalents                                                         506             2,068
Cash and cash equivalents at beginning of period                                           13,933            13,154
===================================================================================================================
Cash and cash equivalents at end of period                                         $       14,439    $       15,222
===================================================================================================================
Cash paid:
      Interest on deposits and borrowings                                          $       16,716    $       11,590
      Income taxes, net                                                                       907               972
Supplemental disclosure of cash flow information:
      Unrealized loss on securities available for sale, net of taxes                         (129)           (1,095)
      Transfer of loans to loans held for sale                                              1,553            21,954

     See accompanying notes to condensed consolidated financial statements.

WESTBANK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)

NOTE A  -  GENERAL INFORMATION

Westbank Corporation (the "Corporation") is a Massachusetts-chartered corporation and a registered bank holding company. The Corporation has a wholly-owned bank subsidiary, Westbank, a Massachusetts-chartered commercial bank and trust company (the "Bank"). The Bank has two subsidiaries: Park West Securities Corporation and PWB&T, Inc. ("PWB&T"). The Corporation is headquartered in West Springfield, Massachusetts. As of September 30, 2006, the Bank had sixteen offices located in Massachusetts and Connecticut that provide a full range of retail banking services to individuals, businesses and nonprofit organizations. The accompanying unaudited condensed consolidated financial statements include the Corporation, the Bank and the Bank's two subsidiaries. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements.

NOTE B  -  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for the three- and nine-month periods ended September 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles"). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim reports. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts. Actual results could differ significantly from these estimates. The costs associated with the merger agreement between NewAlliance Bancshares, Inc. ("NewAlliance") and the Corporation could have a significant impact on the operating results of the Corporation for the year ending December 31, 2006. For additional information regarding the merger agreement, see Note J, "Merger Agreement."

For further information, please refer to the Consolidated Financial Statements and footnotes thereto included in the Westbank Corporation Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE C  -  FINANCIAL STATEMENT RECLASSIFICATIONS

Certain amounts in the December 31, 2005 and September 30, 2005 financial statements have been reclassified to conform to the September 30, 2006 presentation.

NOTE D  -  RECENT ACCOUNTING PRONOUNCEMENTS

On September 29, 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans ("SFAS 158"), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date - the date at which the benefit obligation and plan assets are measured - is required to be the company's fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Corporation is in the process of evaluating SFAS 158.

On September 13, 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 108 ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach. The income statement approach focuses on new misstatements added in the current year and the balance sheet approach focuses on the cumulative amount of misstatements present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material, if they are material according to either the income statement or balance sheet approach. The Corporation is in the process of evaluating SAB 108.

On September 15, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement applies to other accounting pronouncements that have previously concluded that fair value is a relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. This statement defines fair value as the price that would be received to sell the asset or paid to transfer the liability at the measurement date (an exit price). This statement emphasizes that fair value is a market-based measurement, not an entity specific measurement and establishes a fair value hierarchy to distinguish between (1) market participant assumptions developed based on market data and (2) the reporting entity's own assumptions based on market participant assumptions developed based on the best information available. SFAS No. 157 also expands disclosures about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Corporation has not determined the impact, if any, of adopting SFAS No. 157.

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 establishes a two-step process for evaluating a tax position. The Interpretation prescribes a "more-likely-than-not" recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Corporation has not yet determined the impact, if any, of adopting FIN 48.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140. SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. For subsequent measurements, the standard permits an entity to measure each class of servicing assets or servicing liabilities using either the amortization method or fair value method. The decision to subsequently measure a class of servicing assets or liabilities using the fair value method is irrevocable. SFAS No. 156 is effective for the first fiscal year that begins after September 15, 2006, which is January 1, 2007 for the Corporation. The Corporation is currently evaluating the potential impact of adopting SFAS No.156 but does not expect it to have a material effect on the Corporation's financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments," which amends SFAS No. 133 and SFAS No. 140. SFAS No. 155 permits an entity to apply fair value accounting for any hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation. Changes in fair value would be recognized in the statement of income. The fair value election may be applied on an instrument-by-instrument basis. SFAS No. 155 also eliminates a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. SFAS No. 155 is effective for those financial instruments acquired or issued after the beginning of the first fiscal year following September 15, 2006, which is January 1, 2007 for the Corporation. Management does not expect the adoption of SFAS No. 155 to have a material effect on the Corporation's financial condition or results of operations.

NOTE E  -  FINANCIAL LETTERS OF CREDIT

The Corporation has financial letters of credit that require the Corporation to make payment in the event of the customer's default, as defined in the agreements. The Corporation measures and considers recognition of the fair value of the guarantee obligation at inception. The Corporation estimates the initial fair value of the letters of credit based on the fee received from the customer. The fees collected as of September 30, 2006 were immaterial; therefore, these guarantee obligations are not reflected in the accompanying condensed consolidated financial statements. The maximum potential undiscounted amount of future payments of letters of credit as of September 30, 2006 are approximately $473,500, all of which will expire within one year. Amounts due under these letters of credit would be reduced by any proceeds that the Corporation would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The Corporation has not recorded any contingent liabilities related to these letters of credit.

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

The combined cost of the Corporation's defined benefit portion of the Directors and Executives Supplemental Retirement Plan includes the following components:

                                      Three Months Ended September 30,     Nine Months Ended September 30,
                                      --------------------------------    --------------------------------
                                           2006              2005              2006              2005
----------------------------------------------------------------------------------------------------------
Service cost                          $       48,388    $       41,822    $      145,164    $      118,186
Interest cost                                 74,462            56,960           223,386           162,710
Amortization of prior service cost            55,266            31,235           165,798            93,705
Amortization of net loss                      14,962            20,571            44,886            47,508
----------------------------------------------------------------------------------------------------------
Net periodic benefit cost             $      193,078    $      150,588    $      579,234    $      422,109
==========================================================================================================

The weighted average assumptions utilized to determine the benefit obligation and net benefit cost are as follows:

At September 30,                              2006            2005
----------------------------------------------------------------------
Discount rate                                     5.75%           5.75%
Rate of increase in compensation levels           5.00%           5.00%

The Corporation funds the Directors and Executives Supplemental Retirement Plan as benefits become payable. The Corporation contributed $10,500 during the second quarter of 2006. There are no additional contributions planned for the year.

The merger agreement with NewAlliance Bancshares, Inc., will result in payment of all benefits accrued under the Plan. Benefits will be paid to participants either immediately prior to, or on, the effective date of the acquisition, with the exception of two retired Directors whose benefits will continue to be paid by NewAlliance Bancshares subsequent to the merger.

NOTE G  -  SHARE-BASED COMPENSATION

On January 1, 2006, the Corporation adopted SFAS No. 123(R), "Share-Based Payment". SFAS No. 123(R) requires the recognition of compensation expense related to share-based payment transactions under the fair-value-based method. The Corporation adopted SFAS No. 123(R) using the modified prospective method of transition. Under the modified prospective method, compensation cost is recognized on or after the effective date for the portion of awards for which the requisite service has not yet been rendered. Results from prior periods have not been retroactively adjusted. The adoption of SFAS No. 123(R) did not have a material effect on the Corporation's financial condition or results of operations.

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

The Corporation currently accelerates the recognition of compensation cost for retired employees and Directors at the date of retirement. As of January 1, 2006, for any new awards granted, the Corporation recognizes compensation expense for the period from the date of grant through the date that the employee first becomes eligible for retirement. In some cases, this will result in the recognition of compensation cost over a shorter period than the stated vesting period. Had the Corporation previously applied the accelerated vesting methodology in SFAS No. 123(R), additional compensation expense totaling $2,400 and $9,700 would have been recognized for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, the Corporation would have recognized additional compensation expense totaling $19,300 and $29,000, respectively.

Prior to the adoption of SFAS No. 123(R), all tax benefits resulting from the exercise of stock options were presented as operating cash flows in the Condensed Consolidated Statements of Cash Flows. In accordance with SFAS No. 123(R), for the nine months ended September 30, 2006, the presentation of the statement of cash flows has changed from prior periods. SFAS No. 123(R) requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised ("excess tax benefits") be classified as financing cash flows. For the nine months ended September 30, 2006, excess tax benefits realized from the exercise of stock options of approximately $203,300 were reported as financing cash flows.

SFAS No. 123(R) requires the Corporation to calculate its pool of excess tax benefits, or the additional paid-in capital pool (APIC pool), available as of January 1, 2006, to absorb tax deficiencies that may be recognized in subsequent periods. On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." The FASB Staff Position offers an alternative transition method to account for the tax effects of share-based compensation. The alternative transition method includes a simplified method to calculate the beginning balance of the APIC pool. The Corporation has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS No. 123(R). The Corporation has not yet calculated the beginning balance of its APIC pool, as it has one year from the adoption of SFAS No. 123(R) to do so. Management does not expect the calculation of its APIC pool to have a material effect on the Corporation.

STOCK OPTION PLAN

The 1996 Incentive Stock Option Plan for Directors and employees was established in 1996 and amended at the 2002 Annual Meeting of Shareholders. The 1996 Incentive Stock Option Plan was terminated on April 19, 2006 at the 2006 Annual Meeting of Shareholders.

The termination of the 1996 Incentive Stock Option Plan did not impact the options outstanding. There are no options available for future grants. At September 30, 2006, all outstanding stock options are fully vested and exercisable. There is no unrecognized compensation cost related to these options.

Stock option activity for the nine months ended September 30, 2006 was as follows:

                                                          Weighted Average         Weighted Average            Aggregate
                                     Number of Options     Exercise Price     Remaining Contractual Life    Intrinsic Value
---------------------------------------------------------------------------------------------------------------------------
Outstanding at January 1, 2006                 546,562        $ 10.91
Exercised                                       76,309           7.43
---------------------------------------------------------------------------------------------------------------------------
Outstanding at September 30, 2006              470,253        $ 11.48                   4.49 years
---------------------------------------------------------------------------------------------------------------------------
Exercisable at September 30, 2006              470,253        $ 11.48                   4.49 years            $ 5,327,966
===========================================================================================================================

Cash received from options exercised for the nine months ended September 30, 2006 and 2005 was $567,000 and $103,000, respectively. The intrinsic value of options exercised during the nine-month periods ended September 30, 2006 and 2005 was $763,000 and $151,000, respectively.

As part of the merger agreement, any unexercised options outstanding immediately prior to the effective date of the merger between the Corporation and NewAlliance will be canceled and a cash payment will be made in lieu of each outstanding option. The cash payment will be equal to the difference between $23.00 (the cash election price under the merger agreement) and the exercise price of the stock option. There was no cash settlement provision under the original stock option agreements, so the merger agreement constitutes a change to the stock option agreements.

SFAS No. 123(R) specifies that the amount of cash or other assets transferred (or liabilities incurred) to repurchase an equity award shall be charged to equity, to the extent that the amount paid does not exceed the fair value of the equity instruments repurchased at the repurchase date. If the amount paid to settle the equity award exceeds the fair value at the repurchase date, the excess is recorded as compensation expense. It does not appear that the cash settlement will be in excess of the fair value at the time of repurchase. Accordingly, the Corporation will charge the cash settlement to stockholders' equity. Under the terms of the Merger Agreement, certain executive officers are required to exercise all of their remaining non-qualified stock options prior to the effective date of the merger. Based on the estimated options outstanding immediately prior to the merger, excluding the non-qualified options to be exercised, the cash settlement will total approximately $3,400,000, on a pre-tax basis.

RESTRICTED STOCK PLAN

On April 21, 2004, Westbank Corporation's stockholders approved the Corporation's adoption of the 2004 Recognition and Retention Plan ("RRP"), which allows the Corporation to grant restricted stock awards to certain officers, employees and outside Directors. During 2004, the Board of Directors granted 92,505 shares of restricted stock pursuant to the RRP. The restricted shares generally vest at a rate of 12.5% per year over eight years, with acceleration upon retirement. The restricted common shares are held in trust until vested. On April 19, 2006, the 2004 RRP was terminated at the Annual Meeting of Shareholders. The termination of the RRP had no impact on the non-vested restricted shares outstanding. There are no shares of restricted stock available for future grants. At September 30, 2006, there were 69,000 shares of non-vested restricted stock outstanding, held in trust.

In accordance with SFAS No. 123(R), the fair value of restricted stock awards is estimated on the date of grant based on the market price of our stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. The unrecognized compensation cost related to the non-vested restricted stock award was recorded as unearned compensation in stockholders' equity at December 31, 2005. As part of the adoption of SFAS No. 123(R), on January 1, 2006, the unrecognized compensation cost related to the non-vested restricted stock award was included as a component of additional paid-in capital.

Activity related to the restricted share plan for the nine months ended September 30, 2006 was as follows:

                                        Number of Restricted Shares     Weighted Average Grant Date Fair Value
       -------------------------------------------------------------------------------------------------------
       Non-vested at January 1, 2006               80,500                                $  19.30
       Granted                                          -                                       -
       Vested                                      11,500                                   19.30
       Forfeited or expired                             -                                       -
       -------------------------------------------------------------------------------------------------------
       Non-vested at September 30, 2006            69,000                                $  19.30
       =======================================================================================================

At September 30, 2006, there was $1,257,714 of total unrecognized compensation cost related to the non-vested restricted shares and the weighted average vesting period of the remaining unvested restricted stock was 5.7 years.

Under the terms of the merger agreement between the Corporation and NewAlliance, all outstanding non-vested restricted shares will be accelerated and become fully vested upon shareholder approval of the merger transaction. The acceleration of the non-vested shares was provided for under the Westbank Corporation 2004 Recognition and Retention Plan and, therefore, is not considered a modification.

In this case, the modification of the vesting terms is considered an "improbable to probable" modification, because at the date of modification (the shareholder approval date) the vesting of the shares under the original vesting schedules becomes improbable. The acceleration and immediate vesting of the awards at the date of modification changes the vesting from improbable to probable of occurring. Upon modification the original fair value of $19.30 per share becomes irrelevant.

The Corporation will recognize compensation cost equal to the number of shares that will vest (69,000 shares) multiplied by the fair value of the award on the date of modification. Using a hypothetical closing price of $22.00 per share, the estimated pre-tax compensation cost would be $1,500,000.

The following table represents share-based compensation expense and the related tax effects:

                                                                Nine Months Ended September 30,
                                                                -------------------------------
                                                                     2006             2005
       ----------------------------------------------------------------------------------------
       Share-based compensation expense                         $      166,464   $      172,590
       Income tax benefit related to share-based
           compensation, recognized in net income                       61,703           70,589
       Excess tax benefit realized due to exercise of options          203,294           43,912

Share-based compensation expense is included in Salaries and Benefits in the accompanying Condensed Consolidated Statements of Income.

The Corporation has an ongoing share repurchase plan. Shares are purchased on the open market and used to satisfy share option exercises. During the nine months ended September 30, 2006, 27,686 shares were purchased pursuant to the repurchase plan. There were 5,135 shares purchased under the plan during the first nine months of 2005. At September 30, 2006, there were 134,333 shares still available to purchase under the plan.

NOTE H  -  EARNINGS PER SHARE

Basic earnings per share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if certain potentially dilutive common shares were issued during the period. For the three-month periods ended September 30, 2006 and 2005, 8,400 and 88,900, respectively, potentially dilutive common shares were excluded from the following table because the effect was antidilutive. For the nine-month periods ended September 30, 2006 and 2005, 35,233 and 95,276, respectively, potentially dilutive common shares were excluded from the following table because the effect was antidilutive. The following table sets forth the components of basic and diluted earnings per share:

                                                             Three Months Ended September 30,     Nine Months Ended September 30,
                                                             --------------------------------    --------------------------------
(Dollar amounts in thousands, except per-share data)              2006              2005              2006              2005
---------------------------------------------------------------------------------------------------------------------------------
Net income                                                   $          177    $        1,198    $        1,667    $        3,857
Weighted average shares outstanding
      Basic weighted average shares outstanding                   4,749,648         4,694,043         4,705,711         4,717,454
      Dilutive potential common shares                              216,569           176,512           185,764           189,045
---------------------------------------------------------------------------------------------------------------------------------
Diluted weighted average shares outstanding                       4,966,217         4,870,555         4,891,475         4,906,499
---------------------------------------------------------------------------------------------------------------------------------
Earnings per share
      Basic earnings per share                               $         0.04    $         0.26    $         0.35    $         0.82
      Diluted earnings per share                             $         0.04    $         0.25    $         0.34    $         0.79
---------------------------------------------------------------------------------------------------------------------------------

NOTE I  -  COMPREHENSIVE INCOME

                                                             Three Months Ended September 30,     Nine Months Ended September 30,
                                                             --------------------------------    --------------------------------
(Dollar amounts in thousands)                                     2006              2005              2006              2005
---------------------------------------------------------------------------------------------------------------------------------
Net income                                                   $          177    $        1,198    $        1,667    $        3,857
---------------------------------------------------------------------------------------------------------------------------------
Change in unrealized loss on securities available for sale,
    net of income tax (benefit) expense of $1,046
    and $(605) for the three-month and $(69)
    and $(596) for the nine-month periods ended
    September 30, 2006 and 2005, respectively                         1,809            (1,051)             (129)           (1,038)
Less reclassification adjustment for gains included in net
    income, net of income tax expense of $39 for the
    nine-month period ended September 30, 2005                            -                 -                 -               (57)
---------------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss)                                     1,809            (1,051)             (129)           (1,095)
---------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                         $        1,986    $          147    $        1,538    $        2,762
=================================================================================================================================

NOTE J - MERGER AGREEMENT

On July 18, 2006, the Corporation announced that it had entered into a definitive agreement whereby NewAlliance Bancshares, Inc., will acquire the Corporation for approximately $116,000,000 in cash and stock. The terms of the merger agreement call for each outstanding share of Westbank common stock to be converted into the right to receive $23.00 in cash or stock. The stock exchange ratio will be determined by dividing $23.00 by a 20-day average daily closing price of NewAlliance common stock on the New York Stock Exchange, provided that should the average NewAlliance price be below $13.30, the exchange ratio will be fixed at 1.7293, or should the average NewAlliance price be above $14.70, the exchange ratio will be fixed at 1.5646. The Corporation's shareholders will have the right to elect either cash or stock, with the constraint that the overall transaction must be consummated with 50% of the payout in stock and 50% in cash. If there is an imbalance in elections, there will be a proration of proceeds to achieve the 50/50 split.

The definitive agreement has been approved by the Boards of Directors of both NewAlliance and the Corporation. The transaction also has been approved by the Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve System. It is subject to approval by the shareholders of the Corporation, as well as customary regulatory approvals, including the banking departments of both Connecticut and Massachusetts. The transaction is expected to close in early 2007.

The merger agreement will result in certain payments under the Corporation's Change of Control Agreements and Directors and Executive Officer Supplemental Retirement Plan. Additionally outstanding restricted stock will vest in cash payments will be made for outstanding options upon approval of the merger. In addition, the Corporation has adopted a severance plan covering employees not subject to change of control agreements, which is contingent on the approval of the merger see note G.

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

10. The Corporation's business could be adversely affected by uncertainty related to the proposed merger and contractual restrictions while the proposed merger is pending.

11. Failure to complete the proposed merger could negatively impact the Corporation's stock price, future business and financial results.

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

Certain accounting policies require significant estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities. These accounting policies are considered to be critical accounting policies. The estimates and assumptions used are based on historical experience and other factors that we believe reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying values of assets and liabilities at the balance sheet dates and on the results of operations for the reporting periods. Management believes that other-than-temporary impairment analysis, accounting for loans, the allowance for loan losses and goodwill impairment are the critical accounting policies that require the most significant estimates and assumptions and are particularly susceptible to significant change in the preparation of the consolidated financial statements.

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

At September 30, 2006, the allowance for loan losses totaled $4,007,000, representing .88% of total loans and 257.8% of non-performing loans. The Corporation participates in a program to purchase commercial mortgages guaranteed by the United States Department of Agriculture (USDA) and the United States Small Business Association (SBA). At September 30, 2006, these commercial mortgages totaled $19,428,000. The Corporation does not provide an allowance for loan losses for these purchased commercial loans as they are 100% guaranteed. At September 30, 2006, the allowance for loan losses represents .92% of total loans, excluding these loans guaranteed by the USDA and SBA. Please see "Provision and Allowance for Loan Losses" in this Management's Discussion and Analysis for further discussion of the Corporation's methodology in determining the allowance as of September 30, 2006.

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

The Corporation is a Massachusetts-chartered corporation and a registered bank holding company. The Corporation has a wholly-owned bank subsidiary, Westbank, a Massachusetts chartered commercial bank and trust company formed in 1962. The Bank has two subsidiaries: Park West Securities Corporation and PWB&T. The Corporation is headquartered in West Springfield, Massachusetts. As of September 30, 2006, the Bank had sixteen offices located in Massachusetts and Connecticut that provide a full range of retail banking services to individuals, businesses and nonprofit organizations.

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

On July 18, 2006, the Corporation announced that it had entered into a definitive agreement whereby NewAlliance Bancshares, Inc., will acquire the Corporation for approximately $116,000,000 in cash and stock. The terms of the merger agreement call for each outstanding share of Westbank common stock to be converted into the right to receive $23.00 in cash or stock. The stock exchange ratio will be determined by dividing $23.00 by a 20-day average daily closing price of NewAlliance common stock on the New York Stock Exchange, provided that should the average NewAlliance price be below $13.30, the exchange ratio will be fixed at 1.7293, or should the average NewAlliance price be above $14.70, the exchange ratio will be fixed at 1.5646. The Corporation's shareholders will have the right to elect either cash or stock, with the constraint that the overall transaction must be consummated with 50% of the payout in stock and 50% in cash. If there is an imbalance in elections, there will be a proration of proceeds to achieve the 50/50 split.

The definitive agreement has been approved by the Boards of Directors of both NewAlliance and the Corporation. The transaction also has been approved by the Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve System. It is subject to approval by the shareholders of the Corporation, as well as customary regulatory approvals, including the banking departments of both Connecticut and Massachusetts. The transaction is expected to close in early 2007.

In August 2006, Westbank closed its East Longmeadow, Massachusetts, supermarket branch and transferred the deposit and loan accounts to its East Longmeadow, Massachusetts, branch.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2006 AND DECEMBER 31, 2005  -

Total assets increased by $18,343,000 to $827,050,000 at September 30, 2006 from $808,707,000 at December 31, 2005, primarily due to an increase in loans.

Earning assets increased primarily as a result of an increase in gross loans of $22,090,000. As of September 30, 2006 and December 31, 2005, earning assets amounted to $779,677,000 or 94.3% of total assets and $762,374,000 or 94.3% of total assets, respectively. Earning assets include a diverse portfolio of earning instruments, including loans and securities issued by federal, state and municipal authorities. These earning assets are financed through a combination of interest-bearing and interest-free sources.

Net loans increased by $22,282,000, or 5.2%, to $450,542,000 at September 30, 2006 from $428,260,000 at December 31, 2005. The net increase in loans consists of the following changes:

o Commercial real estate and commercial and industrial loans increased by $25,113,000, or 12.2%, to $231,251,000 at September 30, 2006 from
     $206,138,000 at December 31, 2005. The Corporation purchased approximately $17,063,000 of commercial mortgages during the nine-month period ended September 30, 2006. These commercial mortgages are guaranteed by the USDA and the SBA.

o Residential real estate loans, including home equity loans, increased by $4,532,000, or 2.6%, to $175,747,000 at September 30, 2006 from
     $171,215,000 at December 31, 2005.

o Indirect auto loans decreased by $6,426,000, or 16%, to $33,723,000 at September 30, 2006 from $40,149,000 at December 31, 2005. The decline is a result of payoffs and normal runoff of the portfolio.

Total deposits increased by $7,019,000, or 1.2%, to $606,378,000 at September 30, 2006 from $599,359,000 at December 31, 2005. Borrowings increased approximately $10,074,000 during the first nine months of 2006 and totaled $148,528,000 at September 30, 2006 compared to $138,454,000 at December 31,
2005. The increase in borrowings includes an increase in Federal Home Loan Bank of Boston fixed-rate advances of $30,000,000 and option advances of $30,000,000, offset by a decrease in short-term FHLB advances of approximately $23,170,000 and $20,000,000 in option advances called by the FHLB. The Corporation increased its level of borrowings to fund its loan growth.

Stockholders' equity at September 30, 2006 and December 31, 2005 was $47,637,000 and $47,378,000 respectively, which represented 5.8% of total assets as of September 30, 2006 and 5.9% of total assets as of December 31, 2005. The increase in stockholders' equity for the first nine months of 2006 resulted from net income of $1,667,000 for the nine months ended September 30, 2006, proceeds from the exercise of stock options, including the income tax benefit, aggregating approximately $770,000 and the issuance of shares related to the dividend reinvestment and stock purchase plan, with a combined total of $280,000.

The increases were partially offset by the payment of quarterly dividends aggregating $2,008,000, an unrealized loss on securities available for sale, net of taxes, amounting to approximately $129,000, and the repurchase of 27,686 shares of common stock for a total of $464,000.

RESULTS OF OPERATIONS  -

SUMMARY

The Corporation reported net income of $177,000, or $0.04 per diluted share, for the quarter ended September 30, 2006 as compared to $1,198,000, or $0.25 per diluted share, for the same period in 2005. For the first nine months of 2006, net income was $1,667,000 or $0.34 per diluted share, as compared to $3,857,000, or $0.79 per diluted share, for the first nine months of 2005. The decrease in net income was largely driven by an increased level of borrowings and deposits and an increased cost of funds during the first nine months of 2006. In addition, costs associated with the merger with NewAlliance totaling $480,000 were recorded during the third quarter and had an impact on earnings for the quarter and year-to-date periods ended September 30, 2006.

INTEREST INCOME

Interest income for the third quarter of 2006 increased $1,577,000, or 16.4% and totaled $11,209,000 as compared to $9,632,000 for the third quarter of 2005. For the nine months ended September 30, 2006, interest income was $32,583,000, an increase of $3,929,000 or 13.7% over the nine months ended September 30, 2005. Interest income increased for the three- and nine-month periods ended September 30, 2006 primarily due to the Corporation earning higher interest rates on its loan portfolio and greater volume of investment securities. For the three- and nine-month periods ended September 30, 2006, the increase in interest income was more than offset by an increase in interest expense.

INTEREST EXPENSE

Interest expense increased $2,350,000 or 58% for the three months ended September 30, 2006 and totaled $6,399,000 as compared to $4,049,000 for the same period in 2005. Interest expense for the first nine months of 2006 was $17,349,000, an increase of $5,738,000 or 49.4% as compared to $11,611,000 for the first nine months of 2005. The increase in interest expense for the three- and nine-month periods ended September 30, 2006 was driven principally by the increased level of borrowings and deposits, and the increased cost of funds.

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

The Corporation analyzes its performance by utilizing the concepts of interest rate spread and net yield on earning assets. The interest rate spread represents the difference between the yield on earning assets and interest paid on interest-bearing liabilities. The net yield on earning assets is the difference between the rate of interest on earning assets and the effective rate paid on all interest-bearing liabilities, as well as interest-free sources (primarily demand deposits and stockholders' equity).

The following tables set forth the information relating to the Bank's average balances at, and net interest income for, the three- and nine-month periods ended September 30, 2006 and 2005, and reflect the average yield on assets and average cost of liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates and terms and fees earned when real estate loans are prepaid or refinanced.

                                                              Three Months Ended September 30,
                                       -------------------------------------------------------------------------------
(Dollar amounts in thousands)                           2006                                     2005
----------------------------------------------------------------------------------------------------------------------
                                         Average                     Average      Average                    Average
                                         Balance    Interest (a)       Rate       Balance    Interest (a)      Rate
----------------------------------------------------------------------------------------------------------------------
ASSETS

Federal funds sold and
      temporary investments            $      789   $         11         5.58%  $      255   $          2         3.14%
Securities                                325,270          3,979         4.89      274,477          3,106         4.53
Loans (b)                                 451,982          7,256         6.42      438,094          6,557         5.99
----------------------------------------------------------------------------------------------------------------------
Total earning assets                      778,041   $     11,246         5.78%     712,826   $      9,665         5.42%
----------------------------------------------------------------------------------------------------------------------
Loan loss allowance                        (4,118)                                  (4,543)
All other assets                           47,888                                   45,281
----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                           $  821,811                               $  753,564
======================================================================================================================
LIABILITIES AND EQUITY

Interest-bearing deposits              $  522,834   $      4,454         3.41%  $  506,673   $      3,121         2.46%
Borrowed funds                            171,594          1,945         4.53      113,257            928         3.28
----------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities        694,428   $      6,399         3.69%     619,930   $      4,049         2.61%
----------------------------------------------------------------------------------------------------------------------
Demand deposits                            76,684                                   83,278
Other liabilities                           4,413                                    2,648
Shareholders' equity                       46,286                                   47,708
----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND EQUITY           $  821,811                               $  753,564
======================================================================================================================
Net interest-earning assets            $   83,613                               $   92,896
----------------------------------------------------------------------------------------------------------------------
Net interest income (tax equivalent
      basis)/Interest rate spread (c)               $      4,847         2.09%               $      5,616         2.81%
----------------------------------------------------------------------------------------------------------------------
Net interest margin (d)                                                  2.49%                                    3.15%
Deduct tax equivalent adjustment                              37                                       33
----------------------------------------------------------------------------------------------------------------------
Net Interest Income                                 $      4,810                             $      5,583
======================================================================================================================

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

(d) Net interest margin represents net interest income (tax equivalent) divided by average interest-earning assets.

                                                               Nine Months Ended September 30,
                                       -------------------------------------------------------------------------------
(Dollar amounts in thousands)                           2006                                     2005
----------------------------------------------------------------------------------------------------------------------
                                         Average                     Average      Average                    Average
                                         Balance    Interest (a)       Rate       Balance    Interest (a)      Rate
----------------------------------------------------------------------------------------------------------------------
ASSETS

Federal funds sold and
      temporary investments            $      763   $         27         4.72%  $      161   $          7         5.80%
Securities                                327,752         11,657         4.74      274,808          9,343         4.53
Loans (b)                                 446,472         21,017         6.27      442,107         19,404         5.85
----------------------------------------------------------------------------------------------------------------------
Total earning assets                      774,987   $     32,701         5.62%     717,076   $     28,754         5.35%
----------------------------------------------------------------------------------------------------------------------
Loan loss allowance                        (4,187)                                  (4,518)
All other assets                           47,712                                   45,035
----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                           $  818,512                               $  757,593
======================================================================================================================
LIABILITIES AND EQUITY

Interest-bearing deposits              $  515,552   $     11,819         3.06%  $  502,433   $      8,776         2.33%
Borrowed funds                            173,181          5,530         4.26      122,641          2,835         3.08
----------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities        688,733   $     17,349         3.36%     625,074   $     11,611         2.48
----------------------------------------------------------------------------------------------------------------------
Demand deposits                            78,875                                   83,165
Other liabilities                           4,565                                    1,770
Shareholders' equity                       46,339                                   47,584
----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND EQUITY           $  818,512                               $  757,593
======================================================================================================================
Net interest-earning assets            $   86,254                               $   92,002
----------------------------------------------------------------------------------------------------------------------
Net interest income (tax equivalent
      basis)/Interest rate spread (c)               $     15,352         2.26%               $     17,143         2.87%
----------------------------------------------------------------------------------------------------------------------
Net interest margin (d)                                                  2.64%                                    3.19%
----------------------------------------------------------------------------------------------------------------------
Deduct tax equivalent adjustment                             118                                      100
----------------------------------------------------------------------------------------------------------------------
Net Interest Income                                 $     15,234                             $     17,043
======================================================================================================================

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

                                                       Three Months Ended September 30, 2006
                                                                    Compared to
(Dollar amounts in thousands)                          Three Months Ended September 30, 2005
--------------------------------------------------------------------------------------------
                                                            Change Due to
                                                       -----------------------
                                                         Volume        Rate      Net Change
--------------------------------------------------------------------------------------------
Interest Income:
     Loans                                             $      210   $      489   $       699
     Securities                                               612          261           873
     Federal Funds                                              8            1             9
--------------------------------------------------------------------------------------------
     Total Interest Earned                                    830          751         1,581
--------------------------------------------------------------------------------------------
Interest Expense:
     Interest-bearing deposits                                102        1,231         1,333
     Other borrowed funds                                     575          442         1,017
--------------------------------------------------------------------------------------------
     Total Interest Expense                                   677        1,673         2,350
--------------------------------------------------------------------------------------------
Change in Net Interest Income (Tax Equivalent Basis)   $      153   $     (922)  $      (769)
============================================================================================

Net interest and dividend income, on a tax-equivalent basis, decreased by $769,000 to $4,847,000 for the quarter ended September 30, 2006 as compared to $5,616,000 for the same period in 2005. The net interest margin was 2.49% for the quarter ended September 30, 2006 and 3.15% for the quarter ended September 30, 2005.

The decrease in net interest margin is primarily the result of an increase in the cost of funds. The average cost of interest-bearing liabilities increased 108 basis points to 3.69% for the three months ended September 30, 2006 from 2.61% for the same period in 2005. The increase in the average cost of funds was partially offset by an increase in the average volume and average yield on earning assets.

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

                                                        Nine Months Ended September 30, 2006
                                                                    Compared to
(Dollar amounts in thousands)                           Nine Months Ended September 30, 2005
--------------------------------------------------------------------------------------------
                                                            Change Due to
                                                       -----------------------
                                                         Volume        Rate      Net Change
--------------------------------------------------------------------------------------------
Interest Income:
     Loans                                             $      196   $    1,417   $     1,613
     Securities                                             1,869          445         2,314
     Federal Funds                                             21           (1)           20
--------------------------------------------------------------------------------------------
     Total Interest Earned                                  2,086        1,861         3,947
--------------------------------------------------------------------------------------------
Interest Expense:
     Interest-bearing deposits                                236        2,807         3,043
     Other borrowed funds                                   1,400        1,295         2,695
--------------------------------------------------------------------------------------------
     Total Interest Expense                                 1,636        4,102         5,738
--------------------------------------------------------------------------------------------
Change in Net Interest Income (Tax Equivalent Basis)   $      450   $   (2,241)  $    (1,791)
============================================================================================

Net interest and dividend income, on a tax-equivalent basis, decreased by $1,791,000 to $15,352,000 for the nine months ended September 30, 2006 as compared to $17,143,000 for the same period in 2005. The net interest margin was 2.64% for the nine months ended September 30, 2006 and 3.19% for the nine months ended September 30, 2005.

The decrease in net interest margin is primarily the result of an increase in the cost of funds. The average cost of interest-bearing liabilities increased 88 basis points to 3.36% for the nine months ended September 30, 2006 from 2.48% for the same period in 2005. The increase in the average cost of funds was partially offset by an increase in the average volume and average yield on earning assets.

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

PROVISION FOR LOAN LOSSES

For the quarters ended September 30, 2006 and 2005, the Bank provided $45,000 and no provision for loan losses. For the quarters ended September 30, 2006 and 2005, recoveries totaled $10,000 and $2,000, respectively, and charge-offs totaled $171,000 and $32,000 respectively. For the nine months ended September 30, 2006 and 2005, the Bank provided $45,000 for loan losses and $140,000, respectively. Recoveries totaled $45,000 and $22,000 for the nine months ended September 30, 2006 and 2005, respectively. Charge-offs totaled $282,000 for the nine-month period ended September 30, 2006 as compared to $86,000 for the same period in the prior year. The increase in charge-offs for the quarter and nine months ended September 30, 2006 is primarily due to the charge-off of two commercial credits totaling $90,000, combined with activity related to the Corporation's Overdraft Privilege program that was introduced late in 2005. Charge-offs and recoveries related to the Overdraft Privilege program flow through the allowance for loan losses. There was no activity related to this program during the quarter and nine months ended September 30, 2005. The provision for loan losses brings the Bank's allowance for loan losses to a level determined appropriate by management. During the third quarter of 2006, management recorded an allowance for loan losses totaling $45,000.

The allowance was $4,007,000 or .88% of total loans at September 30, 2006 as compared to $4,199,000 or 0.97% of total loans at December 31, 2005. The reduction in the allowance for loan losses is the result of net charge-offs.. The Corporation participates in a program to purchase commercial mortgages guaranteed by the USDA and SBA. At September 30, 2006, these commercial mortgages totaled $19,428,000. The Corporation does not provide an allowance for loan losses for these purchased commercial loans as they are 100% guaranteed. At September 30, 2006, the allowance for loan losses represents .92% of total loans, excluding these loans guaranteed by the USDA and SBA, compared to .98% as of December 31, 2005.

For additional information, see "Provision and Allowance for Loan Losses" in this Management's Discussion and Analysis.

NON-INTEREST INCOME

Non-interest income remained relatively unchanged, totaling $962,000 for the quarter ended September 30, 2006 and $1,002,000 in the same period of 2005. A decrease of $249,000 in gains on the sale of loans was offset by an increase in other non-interest income of approximately $209,000 for the third quarter 2006 as compared to the third quarter 2005. The increase in other non-interest income consists of an increase totaling $119,000 on income generated from service charges on deposit accounts, an increase of approximately $25,000 in investment service fee income and an increase of approximately $37,000 in servicing fee income.

For the nine months ended September 30, 2006, non-interest income was $2,775,000, as compared to $3,121,000 for the same period in 2005. The decrease in non-interest income is partially due to a decrease of $494,000 in gains on the sale of securities and loans. Other non-interest income also decreased for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The decrease in other non-interest income was primarily due to the recognition of non-taxable life insurance proceeds of approximately $472,000 recognized during the nine months ended September 30, 2005 as compared to no life insurance proceeds recognized during 2006. Excluding non-taxable life insurance proceeds, other non-interest income increased by $618,000 for the nine-month period ended September 30, 2006 as compared to the same period in the prior year. This increase was primarily driven by an increase in income generated from service charges on deposit accounts of $319,000 and an increase of approximately $168,000 in investment service fee income. Of the $168,000 increase in investment service fee income, $102,000 is related to the Westco Financial Services Division, which was introduced in June 2005.

NON-INTEREST EXPENSE

Non-interest expense was $5,471,000 and $4,838,000 for the quarters ended September 30, 2006 and 2005, respectively. Other non-interest expense increased $541,000 primarily due to merger-related fees totaling $480,000 associated with the previously announced merger with NewAlliance and a provision of $108,000 for other real estate owned in the three months ended September 30, 2006.

For the nine months ended September 30, 2006 and 2005, non-interest expense totaled $15,569,000 and $14,580,000, respectively. The increase in non-interest expense for the nine months ended September 30, 2006 was principally driven by an increase in salaries and benefits and an increase in other non-interest expense. The increase in salaries and benefits was due to annual increases in salaries and benefits and an expansion of the Corporation's staff during the first quarter of 2006. Other non-interest expense increased $675,000 primarily due to merger-related fees totaling $480,000 associated with the previously announced merger with NewAlliance and a provision of $130,000 for other real estate owned in the nine months ended September 30, 2006.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

                                                       Three Months Ended September 30,    Nine Months Ended September 30,
                                                       --------------------------------   --------------------------------
(Dollar amounts in thousands)                               2006             2005              2006             2005
--------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                         $        4,123   $         4,462   $        4,199   $         4,356
Provision for loan losses                                          45                 -               45               140
--------------------------------------------------------------------------------------------------------------------------
                                                                4,168             4,462            4,244             4,496
--------------------------------------------------------------------------------------------------------------------------
Less charge-offs:
      Commercial and industrial loans                              95                 -              129                 4
      Consumer loans                                               76                32              153                82
--------------------------------------------------------------------------------------------------------------------------
      Total charge-offs                                           171                32              282                86
--------------------------------------------------------------------------------------------------------------------------
Add recoveries:
      Commercial and industrial loans                               -                 -               14                10
      Consumer loans                                               10                 2               31                12
--------------------------------------------------------------------------------------------------------------------------
      Total recoveries                                             10                 2               45                22
--------------------------------------------------------------------------------------------------------------------------
Net charge-offs                                                   161                30              237                64
--------------------------------------------------------------------------------------------------------------------------
Transfer to reserve for unfunded loan commitments                   -              (149)               -              (149)
--------------------------------------------------------------------------------------------------------------------------
Balance at end of period                               $        4,007   $         4,283   $        4,007   $         4,283
==========================================================================================================================
Net charge-offs to:
      Average loans                                               .04%                -              .05%             0.01%
      Loans at end of period                                      .04%                -              .05%             0.01%
      Allowance for loan losses at January 1                     3.83%             0.69%            5.64%             1.47%
Allowance for loan losses at September 30
      as a percentage of
            Average loans                                        0.89%             0.98%            0.90%             0.97%
            Loans at end of period                               0.88%             0.98%            0.88%             0.98%
            Loans at end of period (excluding USDA-
                  and SBA-guaranteed loans)                      0.92%             0.98%            0.92%             0.98%


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

The allowance for loan losses is increased by provisions charged against current earnings. Loan losses are charged against the allowance when management believes that the collectibility of the loan principal is unlikely. Recoveries on loans previously charged off are credited to the allowance. Management believes that the allowance for loan losses is appropriate. While management uses available information to assess possible losses on loans, future adjustments to the allowance may be necessary based on changes in non-performing loans, changes in economic conditions or for other reasons. Any future adjustments to the allowance would be recognized in the period in which they were determined to be necessary. In addition, various regulatory agencies periodically review the Corporation's allowance for loan losses as an integral part of their examination process. Such agencies may require the Corporation to recognize adjustments to the allowance, based on judgments different from those of management. Management also retains an independent loan review consultant to provide advice on the appropriateness of the loan loss allowance. At September 30, 2006, management believes the allowance for loan losses is appropriate based on the ongoing stable economic conditions in the Bank's overall market. Credit quality and delinquency trends are showing a slight improvement over earlier in the year and management considers the loan portfolio to have a stable and manageable level of risk.

NON-ACCRUAL, PAST DUE AND NON-PERFORMING LOANS

                                 September 30,      June 30,        March 31,       December 31,     September 30,
(Dollar amounts in thousands)        2006             2006             2006             2005             2005
------------------------------------------------------------------------------------------------------------------
Non-accrual loans               $        1,429   $        1,624   $        1,377   $        1,583   $        1,286
------------------------------------------------------------------------------------------------------------------
Loans contractually past
       due 90 days or more
       still accruing                      125              392              429              633              707
------------------------------------------------------------------------------------------------------------------
Total non-performing loans      $        1,554   $        2,016   $        1,806   $        2,216   $        1,993
------------------------------------------------------------------------------------------------------------------
Non-performing loans
       as a percentage
       of total loans                     0.34%            0.45%            0.41%            0.51%            0.46%
------------------------------------------------------------------------------------------------------------------
Allowance for loan losses
       as a percentage of
       non-performing loans             257.80%          204.51%          231.06%          189.49%          214.90%
------------------------------------------------------------------------------------------------------------------
Other real estate owned - net              500              608              608              630              630
------------------------------------------------------------------------------------------------------------------

Total non-performing assets     $        2,054   $        2,624   $        2,414   $        2,846   $        2,623

Non-performing assets
       as a percentage
       of total assets                    0.25%            0.32%            0.29%            0.35%            0.34%
------------------------------------------------------------------------------------------------------------------

In September 2006, Westbank signed a purchase and sale agreement to sell its other real estate owned property. The settlement date of the sale was October 20, 2006. The value of the property was written down $108,000 to the sale price of $500,000 during the three months ended September 30, 2006.

DISCUSSION OF MARKET RISK

Market risk is the risk of loss due to adverse changes in market prices and rates. The Corporation's primary market risk is its exposure to interest rate risk, which is inherent in its lending, investing and deposit activities. The management of interest rate risk, coupled with directives to build shareholder value and profitability, is an integral part of the Corporation's overall operating strategy. The Corporation's approach to interest rate risk management concentrates on fundamental strategies to structure its balance sheet including the composition of its assets and liabilities. Its approach reflects managing interest rate risk through the use of fixed and adjustable rate loans and investments, rate-insensitive checking accounts, as well as a combination of fixed and variable rate deposit products and borrowed funds. The Corporation does not utilize interest rate futures, swaps or options transactions.

On a quarterly basis, an interest rate risk exposure compliance report is prepared and presented to the Corporation's Board of Directors. The risk exposure report contains a simulation model that measures the sensitivity of future net interest income to changes in interest rates. All changes are measured as percentage changes from projected net interest income in a flat rate scenario (base level). The estimated changes in net interest income are compared to current limits established by management and approved by the Board of Directors. The following table sets forth, as of September 30, 2006, the estimated change in net interest income given a 100 or 200 basis point change in interest rates over the subsequent twelve month period:

     Change in Interest Rates                        Percentage Change in
        (In Basis Points)                             Net Interest Income
--------------------------------------------------------------------------------
               + 200                                        (7.00)%
               + 100                                        (3.00)
            Base level                                        -
               - 100                                         2.00
               - 200                                         4.00

The simulation model utilized to create the results presented above uses various assumptions regarding cash flows from principal repayments on loans and mortgage-backed securities and/or call activity on investment securities. Actual results could differ significantly from these assumptions, which could result in significant differences in the calculated projected change.

The Corporation seeks to manage the mix of asset and liability maturities to control the effect of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on the Corporation's earnings due to the rate of variability and short-term maturities of its earning assets.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the Corporation's ability to generate adequate amounts of cash to fund loan originations, security purchases, deposit withdrawals, and fund dividends on the Corporation's common stock and the amounts due under the junior subordinated debentures. The Corporation's primary sources of liquidity are principal and interest payments on loans and investment securities, as well deposits and sales of available-for-sale securities and mortgage loans. Loan repayments and maturing investments are a relatively predictable source of funds, while deposit flows and mortgage prepayments are greatly influenced by interest rates and local and general economic factors. The primary source of funds for the payment of dividends by the Corporation is dividends paid to the Corporation by the Bank. The Corporation has not used any off-balance-sheet financing arrangements for liquidity purposes.

In addition, the Corporation has significant borrowing capacity to fund its liquidity needs. The majority of borrowings to date have consisted primarily of advances from the FHLB, of which the Bank is a member. Under the terms of the collateral agreement with the FHLB, the Bank pledges residential mortgage loans and mortgage-backed securities, as well as the Bank's stock in the FHLB, as collateral for such transactions. During the third quarter of 2006, the Corporation increased its utilization of borrowings as a source of funds. The average balance of borrowings for the third quarters of 2006 and 2005 were $171,594,000 and $113,257,000 respectively.

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

At September 30, 2006, the Corporation maintained cash balances, short-term investments and investments available for sale totaling
$181,206,000, representing 22% of total assets, versus $186,006,000 or 23% of total assets at December 31, 2005. At September 30, 2006, the Corporation had certificates of deposit maturing within the next 12 months amounting to $313,794,000. Based on historical experience, the Corporation anticipates that a significant portion of the maturing certificates of deposit will be renewed with the Corporation. Management of the Corporation believes that its current liquidity is sufficient to meet current and anticipated funding and operating needs.

At September 30, 2006, the Corporation exceeded each of the applicable regulatory capital requirements. As of September 30, 2006, the most recent notification from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category. The Corporation's and the Bank's actual capital ratios as of September 30, 2006 are also presented in the following table.

                                                                 Minimum for Capital
                                                 Actual           Adequacy Purposes
                                           -------------------   -------------------
                                            Amount      Ratio     Amount      Ratio
                                           --------   --------   --------   --------
September 30, 2006
Total Capital (to Risk Weighted Assets)
      Consolidated                         $ 60,685      12.91%  $ 37,611       8.00%
      Bank                                   58,592      12.51     37,460       8.00
Tier 1 Capital (to Risk Weighted Assets)
      Consolidated                           55,539      11.81     18,806       4.00
      Bank                                   54,430      11.62     18,730       4.00
Tier 1 Capital (to Average Assets)
      Consolidated                           55,539       6.85     32,447       4.00
      Bank                                   54,430       6.67     32,646       4.00

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

There were no material changes in the Corporation's off-balance sheet commitments during the first nine months of 2006. There were no material changes to payments due under contractual obligations during the nine months ended September, 2006, except for the addition of $30,000,000 in FHLB option advances and $30,000,000 in FHLB fixed-rate term advances. The scheduled maturities of these option advances are $10,000,000 in 2011 and $20,000,000 in 2016. The scheduled maturities of the fixed-rate term advances are $6,000,000 in 2007, $6,000,000 in 2008, $6,000,000 in 2009, $6,000,000 in 2010 and $6,000,000 in
2011.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item as of September 30, 2006, can be found in
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, "Discussion of Market Risk." A more detailed discussion of market risk is presented in the Corporation's Annual Report on Form 10-K for the year-ended December 31, 2005.

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

ITEM 1A.   Risk Factors

           Except for the risk factors set forth below relating to the proposed acquisition of the Corporation by NewAlliance, there have been no material changes to the risk factors previously disclosed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005.

           The Corporation's business could be adversely affected by uncertainty related to the proposed merger and contractual restrictions while the proposed merger is pending. Uncertainty about when and whether the merger will be completed and the effects of the merger may have an adverse effect on the Corporation. These uncertainties could cause depositors and others that deal with the Corporation to seek to change their existing business relationships with the Corporation, which could negatively affect growth, revenues and results of operations. In addition, the merger agreement restricts the Corporation from taking specified actions without the buyer's approval. These restrictions could prevent the Corporation from pursuing attractive business opportunities that may arise prior to the completion of the proposed merger.

           Failure to complete the proposed merger could negatively impact the Corporation's stock price, future business and financial results.

           Completion of the merger is subject to the satisfaction of various conditions, including the approval by the Corporation's shareholders, as well as regulatory approvals. Although the Corporation's board of directors will, subject to fiduciary exceptions, recommend that the Corporation's shareholders approve and adopt the merger agreement, there is no assurance that the merger agreement and the merger will be approved, and there is no assurance that the other conditions to the completion of the merger will be satisfied. If the merger is not completed, we will be subject to several risks, including the following:

           o under certain circumstances, if the merger is not completed, the Corporation may be required to pay the buyer a termination fee of $4,500,000;

           o the current market price of the Corporation's common stock may reflect a market assumption that the merger will occur, and a failure to complete the merger could result in a negative perception by the stock market of the Corporation generally and a decline in the market price of the Corporation's common stock;

           o certain costs relating to the merger, such as legal, accounting and financial advisory fees, are payable by the Corporation whether or not the merger is completed;

           o matters related to the merger may distract the Corporation's management and employees from day-to-day operations and require substantial commitments of time and resources which could otherwise have been devoted to other opportunities that could have been beneficial to the Corporation;

           o the Corporation would continue to face the risks that it currently faces as an independent company.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

           Share Repurchase Plan - During the fourth quarter of 2003, the Board of Directors approved a new stock repurchase program of up to 5% of the Corporation's stock. The value of the 5% stock of the Corporation at the time of the announcement was approximately $3,800,000. There is no termination date associated with the program. The following table represents repurchases of Westbank Corporation's stock for the three months ended September 30, 2006.

                                                                          Total number of       Maximum number
                                                                         shares purchased    of shares yet to be
                                        Total number                    as part of publicly    purchased under
                                          of shares     Average price     announced plans      announced plans
                    Period                purchased    paid per share       or programs          or programs
           -----------------------------------------------------------------------------------------------------
                July 1-31, 2006                5,536        $   17.98                83,571              134,333
               August 1-31, 2006                   -                -
             September 1-30, 2006                  -                -
           -----------------------------------------------------------------------------------------------------
                     Total                     5,536        $   17.98
           -----------------------------------------------------------------------------------------------------

ITEM 3.    Defaults on Senior Securities  -  None

ITEM 4.    Submission of Matters to a Vote of Security Holders  -  None

ITEM 5.    Other Information  -  None

ITEM 6.    Exhibits

             2.4 Agreement and Plan of Merger by and among NewAlliance Bancshares, Inc., and NewAlliance Bank and Westbank Corporation and Westbank, dated as of July 18, 2006 (incorporated by reference to Exhibit 2.4 of Registrant's Form 8-K filed with the SEC on July 19, 2006)
             3.1 Articles of Organization, as amended (Incorporated by reference to Exhibit 3.1 of Registrant's Form S-4/A filed with the SEC on November 3, 1998)
             3.2       Bylaws,  as amended  (Incorporated by reference to
                       Exhibit 3.2 of Registrant's Form S-4 filed with the SEC on September 30, 1998)
             10.1 1995 Directors Stock Option Plan (Incorporated by reference to Exhibit A of Registrant's Proxy Statement filed with the SEC on March 31, 1995)
             10.2 1996 Stock Incentive Plan (Incorporated by reference to Exhibit A of Registrant's Proxy Statement filed with the SEC on March 21, 1996)
             10.3 Westbank Corporation Dividend Reinvestment and Common Stock Purchase Plan (Incorporated by reference to Exhibit
                       4.1 of Registrant's Form S-3D filed with the SEC on June 19, 1997)
             10.4 Employment Agreement dated December 17, 2003 between Westbank Corporation and Donald R. Chase (Incorporated by reference to Exhibit 10.1 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2003)
             10.5 Form of Change of Control Agreements among Westbank Corporation, Westbank and certain officers (Incorporated by reference to Exhibit 10.2 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2003)
             10.6 Westbank Corporation 2004 Recognition and Retention Plan (Incorporated by reference to Appendix A of Registrant's Proxy Statement filed with the SEC on March 9, 2004)
             10.7 Indenture by and between Westbank Corporation and Wilmington Trust Company, as Trustee, dated September 20, 2004 for Floating Rate Junior Subordinated Deferrable Interest Debentures (Incorporated by reference to Exhibit
                       10.1 of Registrant's Form 8-K filed with the SEC on September 24, 2004)
             10.8 Indenture by and between Westbank Corporation and Wilmington Trust Company, as Trustee, dated September 20, 2004 for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (Incorporated by reference to Exhibit 10.2 of Registrant's Form 8-K filed with the SEC on September 24, 2004)
             10.9 Guarantee Agreement by and between Westbank Corporation and Wilmington Trust Company, dated September 20, 2004 (Incorporated by reference to Exhibit 10.3 of Registrant's Form 8-K filed with the SEC on September 24,
                       2004)
             10.10 Guarantee Agreement by and between Westbank Corporation and Wilmington Trust Company, dated September 20, 2004 (Incorporated by reference to Exhibit 10.4 of Registrant's Form 8-K filed with the SEC on September 24,
                       2004)
             10.11 Westbank Corporation 2006 Equity Incentive Plan (Incorporated by reference to the Appendix of Registrant's Proxy Statement filed with the SEC on March 14, 2006)
             10.12 Employee Stock Ownership Plan (Executed prior to Edgar on January 1, 1989)
             31.1 Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a)
             31.2 Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a)
             32.1      Certification of Chief Executive Officer, pursuant to
                       Section 1350
             32.2      Certification of Chief Financial Officer, pursuant to
                       Section 1350

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           WESTBANK CORPORATION


Date: November 7, 2006                     /s/ Donald R. Chase
                                           -------------------------------------
                                           Donald R. Chase
                                           President and Chief Executive Officer


Date: November 7, 2006                     /s/ John M. Lilly
                                           -------------------------------------
                                           John M. Lilly
                                           Treasurer and Chief Financial Officer